Form 10-Q
period 2000-06-30
GENUITY INC
filed 2000-08-14
CIK 1110794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from        to

                         Commission File Number 0-30837

                                  GENUITY INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 74-2864824
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         3 Van de Graaff Drive,                            01803
             Burlington, MA                              (Zip Code)
    (Address of principal executive
              offices)

          Registrant's telephone number, including area code 781-262-4000

    (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

   The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at August 11, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
    Consolidated Statements of Operations for the Three and Six Month
     Periods ended
     June 30, 1999 and 2000................................................   3
    Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000..   4
    Consolidated Statements of Cash Flows for the Six Months ended June 30,
     1999 and 2000.........................................................   5
    Consolidated Statements of Changes in Stockholders' Equity for the Six
     Month Periods ended June 30, 1999 and 2000............................   6
    Consolidated Statements of Comprehensive Loss for the Three and Six
     Month Periods ended June 30, 1999 and 2000............................   7
    Notes to Unaudited Consolidated Financial Statements...................   8
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  22
PART II--OTHER INFORMATION
Item 1. Legal Proceedings..................................................  23
Item 2. Changes in Securities and Use of Proceeds..........................  23
Item 3. Defaults upon Senior Securities....................................  23
Item 4. Submission of Matters to a Vote of Security Holders................  23
Item 5. Other Information..................................................  23
Item 6. Exhibits and Reports on Form 8-K...................................  23
    Exhibit 27--Financial Data Schedule
SIGNATURES.................................................................  24

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      1999       2000       1999       2000
                                    ---------  ---------  ---------  ---------
Revenues..........................  $ 165,545  $ 267,924  $ 322,828  $ 515,776
Operating Expenses
  Cost of goods sold..............    178,856    308,222    339,396    592,150
  Selling, general and
   administrative.................     94,178    124,645    187,301    232,981
  Depreciation and amortization...     44,148     61,808     85,240    115,594
                                    ---------  ---------  ---------  ---------
    Total operating expenses......    317,182    494,675    611,937    940,725
                                    ---------  ---------  ---------  ---------
Operating Loss....................   (151,637)  (226,751)  (289,109)  (424,949)
Other Income (Expense)............
  Interest income (expense), net..        391      2,027        (43)      (946)
  Other, net......................     (1,714)       737     (2,055)    (7,330)
                                    ---------  ---------  ---------  ---------
Loss Before Income Taxes..........   (152,960)  (223,987)  (291,207)  (433,225)
Income Taxes......................        369        720        702      1,308
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(153,329) $(224,707) $(291,909) $(434,533)
                                    =========  =========  =========  =========
Basic and Diluted Loss Per Common
 Share............................  $   (8.40) $   (1.17) $  (15.99) $   (2.26)
                                    =========  =========  =========  =========
Basic and Diluted Weighted-Average
 Common Shares Outstanding........     18,256    192,169     18,256    192,169
                                    =========  =========  =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, except Share Data)

                                                      December 31,   June 30,
                                                          1999         2000
                                                      ------------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $     6,044   $ 1,931,695
  Receivables, less allowances of $5,550 and $6,115..     234,440       228,669
  Other current assets...............................      13,627        32,280
                                                      -----------   -----------
    Total current assets.............................     254,111     2,192,644
Property, Plant and Equipment, Net...................   1,520,934     1,914,427
Goodwill and Other Intangibles, Net..................     537,989       520,020
Other Assets.........................................      30,098        39,472
                                                      -----------   -----------
    Total assets..................................... $ 2,343,132   $ 4,666,563
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities........................................ $    25,921   $    36,131
  Note payable--GTE..................................     136,484           --
  Accounts payable...................................     172,399       127,829
  Accrued compensation and related liabilities.......      49,637        32,069
  Accrued circuits...................................      51,775        87,177
  Accrued liabilities................................      78,937        83,152
  Advanced billings..................................      26,320        19,919
                                                      -----------   -----------
    Total current liabilities........................     541,473       386,277
Long-Term Obligations................................     112,717        51,049
Deferred Compensation................................      20,466        11,618
Other Liabilities....................................         370           370
                                                      -----------   -----------
    Total liabilities................................     675,026       449,314
                                                      -----------   -----------
Stockholders' Equity:
  Class A common stock--$0.01 par value;
   1,600,000,000 shares authorized; no shares issued
   and outstanding December 31, 1999 and 173,913,000
   shares issued and outstanding June 30, 2000.......         --          1,739
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding.......................................         183           183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding.......................................         --            --
  Additional paid-in capital.........................   2,972,142     5,955,422
  Other comprehensive income.........................       2,696         1,353
  Accumulated deficit................................  (1,306,915)   (1,741,448)
                                                      -----------   -----------
    Total stockholders' equity.......................   1,668,106     4,217,249
                                                      -----------   -----------
    Total liabilities and stockholders' equity....... $ 2,343,132   $ 4,666,563
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1999        2000
                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................. $(291,909) $ (434,533)
  Adjustments to reconcile net loss to net cash used in
   operations:
    Depreciation and amortization.......................    85,240     115,594
    Changes in current assets and current liabilities:
      Receivables--net..................................   (40,578)      5,771
      Other current assets..............................   (40,968)    (18,653)
      Other current liabilities.........................    45,122      16,034
    Other, net..........................................    (2,133)      5,301
                                                         ---------  ----------
  Net cash used in operating activities.................  (245,226)   (310,486)
                                                         ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................  (300,845)   (545,728)
  Capitalized software..................................   (10,374)    (12,670)
                                                         ---------  ----------
    Net cash used in investing activities...............  (311,219)   (558,398)
                                                         ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...........................   (20,709)    (61,668)
  Change in short-term obligations......................     5,855      10,210
  Change in note payable/receivable--GTE................   (44,982)   (136,484)
  Proceeds from stock offering, net of expenses.........       --    1,831,547
  Contributions from GTE................................   602,398   1,150,930
                                                         ---------  ----------
    Net cash provided by financing activities...........   542,562   2,794,535
                                                         ---------  ----------
Net increase (decrease) in cash and cash equivalents....   (13,883)  1,925,651
Cash and cash equivalents, beginning of period..........    13,883       6,044
                                                         ---------  ----------
Cash and cash equivalents, end of period................ $       0  $1,931,695
                                                         =========  ==========
Supplemental Cash Flow Disclosures:
Cash paid during the year for:
  Interest.............................................. $   3,134  $    4,158
                                                         =========  ==========
  State income taxes.................................... $   2,110  $      523
                                                         ---------  ----------
Noncash Investing and Financing Activities:
  Capital lease obligation incurred for equipment
   purchase............................................. $  23,374  $      --
                                                         =========  ==========
  Accounts payable--work in process..................... $ (40,011) $  (44,956)
                                                         =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (Dollars and Shares in Thousands)

                                           Class B
                          Class A Common    Common    Additional     Other
                          -------------- ------------  Paid-In   Comprehensive Accumulated
                          Shares  Stock  Shares Stock  Capital   Income (Loss)   Deficit      Total
                          ------- ------ ------ ----- ---------- ------------- -----------  ----------
Balance, December 31,
 1998...................      --  $  --  18,256 $183  $1,990,485    $ 3,928    $  (659,869) $1,334,727
 Tax benefit on exercise
  of stock options--
  GTE...................      --     --     --   --        1,446        --             --        1,446
 Capital contributions--
  GTE...................      --     --     --   --      602,398        --             --      602,398
 Net loss...............      --     --     --   --          --         --        (291,909)   (291,909)
 Other..................      --     --     --   --          --        (726)                      (726)
                          ------- ------ ------ ----  ----------    -------    -----------  ----------
Balance, June 30, 1999..      --  $  --  18,256 $183  $2,594,329    $ 3,202    $  (951,778) $1,645,936
                          ======= ====== ====== ====  ==========    =======    ===========  ==========
Balance, December 31,
 1999...................      --  $  --  18,256 $183  $2,972,142      2,696     (1,306,915)  1,668,106
 Effect of stock
  offering, net of
  $75,500 of offering
  expenses..............  173,913  1,739    --   --    1,829,808                             1,831,547
 Tax benefit on exercise
  of stock options--
  GTE...................      --     --     --   --        2,542        --             --        2,542
 Capital contributions--
  GTE...................      --     --     --   --    1,150,930        --             --    1,150,930
 Net loss...............      --     --     --   --          --                   (434,533)   (434,533)
 Other..................      --     --     --   --          --      (1,343)           --       (1,343)
                          ------- ------ ------ ----  ----------    -------    -----------  ----------
Balance, June 30, 2000..  173,913 $1,739 18,256 $183  $5,955,422    $ 1,353    $(1,741,448) $4,217,249
                          ======= ====== ====== ====  ==========    =======    ===========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in Thousands)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      1999       2000       1999       2000
                                    ---------  ---------  ---------  ---------
Net Loss........................... $(153,329) $(224,707) $(291,909) $(434,533)
Other Comprehensive Income (Loss):
  Foreign currency translation
   adjustments.....................       204       (368)       328        182
  Unrealized gain (loss) on
   securities......................         8          0     (1,054)    (1,525)
                                    ---------  ---------  ---------  ---------
                                          212       (368)      (726)    (1,343)
                                    ---------  ---------  ---------  ---------
Comprehensive Loss................. $(153,117) $(225,075) $(292,635) $(435,876)
                                    =========  =========  =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, Except Share and Per Share Amounts)

1. GENERAL

Basis of Presentation

   The unaudited consolidated financial statements of Genuity Inc. ("Genuity" or the "Company") include the accounts of the Company and its three wholly-owned subsidiaries, Genuity Telecom Inc., Genuity Solutions Inc. and Genuity Networks Inc. All significant intercompany amounts have been eliminated. The unaudited consolidated financial statements of Genuity presented herein, should be read in conjunction with the consolidated financial statements of Genuity as of and for the year ended December 31, 1999. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

   Genuity prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

   The Company's significant accounting policies are described in more detail in Note 1 of the Notes to Consolidated Financial Statements included in its Form S-1 filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

Revenue Recognition

   Revenue is generally recognized when services are rendered or products are delivered to customers. The majority of Genuity's contracts consist of separate agreements to provide Internet access, web-hosting, value added e-business or transport services to customers.

Income Taxes

   Genuity has historically filed its federal income tax return on a consolidated basis with GTE. Upon completion of the initial public offering, Genuity was deconsolidated from GTE for income tax purposes. Income tax payments and refunds will be determined based on the stand-alone filings of Genuity. The accompanying consolidated financial statements are presented as if Genuity was a stand-alone company for all periods presented. As a result of Genuity's cumulative losses, tax benefits on operating losses of Genuity have not been recognized.

   Genuity computes current and deferred income tax expense on a stand-alone basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

Goodwill and Other Intangibles

   Goodwill and other intangible assets pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997, and internal use software. Goodwill is being amortized on a straight-line

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

basis over the lesser of 20 years or the period benefited. Other intangible assets include customer bases, trademarks, developed technology and in-place work forces in connection with the acquisitions, and internal use software. Customer bases and in-place work forces are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks, developed technology and internal use software are amortized on a straight-line basis over 3 to 10 years.

Concentrations of Credit Risk and Significant Customers

   Genuity's accounts receivable are subject to credit risk. Genuity performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Genuity's risk of loss is limited due to advance billings to some of its customers for services and the ability to terminate service on delinquent accounts. The credit risk is also mitigated by the large number of customers comprising the customer base, with the exception of one large customer, America Online, Inc. ("America Online"). Revenues from America Online in relation to Genuity's total revenues were significant. However, the credit risk associated with America Online is mitigated by utilization of advance billings and a history of timely collections. The average accounts receivable balance of America Online represented 30% and 42% of Genuity's receivable balance during the six-month period ended June 30, 1999 and 2000, respectively, while revenues from America Online represented 54% and 46% of Genuity's total revenues for six-month period ended June 30, 1999 and 2000, respectively.

   Genuity has been a supplier of network access services in the United States to America Online since 1995. Genuity entered into a new agreement with America Online effective as of December 31, 1999, pursuant to which America Online has agreed to purchase additional dial-up access services from Genuity for a seven-year term through December 31, 2006. Under the new agreement, America Online has also agreed to purchase managed digital subscriber line and other broadband network access services from Genuity for a five-year term through December 31, 2004. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions.

   Under a separate agreement with AOL Japan, Inc. ("AOL Japan") and Genuity's Japanese branch, Genuity has agreed to provide dial-up network access services to America Online in Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

Stock-Based Compensation

   Stock options issued to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which there is no charge to earnings for stock options granted with an exercise price equal to the fair market value of the common stock on the date of grant.

Loss per Share

   Loss per common share is calculated based on the provisions of SFAS No. 128, "Earnings per Share." Basic earnings or loss per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. Contingently issuable shares are included in the calculation of diluted EPS if all of the necessary conditions regarding the share issuance have been met as of the end of the reporting period.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

Recent Accounting Pronouncement

   On December 3, 1999, the Securities and Exchange Commission issued SAB No.
101. Genuity adopted this accounting in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101, as it has been the Company's practice to recognize installation revenue only to the extent of incurred costs.

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This new standard is not anticipated to have an impact on the Company's consolidated financial statements based on the current structure and operations.

Reclassifications

   Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity.

2. SIGNIFICANT TRANSACTIONS

Initial Public Offering

   The Company completed an initial public offering of its Class A common stock on June 30, 2000 and the Company's Class A common stock began trading on the NASDAQ National Market. The Company sold 173,913,000 shares of Class A common stock at a price of $11 per share.

Recapitalization

   Prior to the initial public offering, Genuity was a wholly owned subsidiary of GTE, now part of Verizon Communications ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on January 1, 1999.

   On June 22, 2000 GTE executed a recapitalization agreement in connection with its receipt of the Class B common stock. The recapitalization agreement requires Genuity to obtain the consent of Verizon prior to taking actions such as making acquisitions for consideration that exceeds 20% of Genuity's market capitalization, making any acquisitions with a purchase price in excess of $100 million or entering into any joint venture with an investment in excess of $100 million that is not closely related to Genuity's business, making any disposition in excess of 20% of Genuity's market capitalization, and certain other restrictions on incurring indebtedness and other protective rights.

   In connection with the recapitalization, GTE made a capital contribution to Genuity of $330.7 million to fund accrued compensation amounts, employee benefit plan obligations and certain other liabilities.

Common Stock

   The shares of Genuity's Class A common stock, Class B common stock and Class C common stock are identical in all respects except for voting rights, conversion rights and as otherwise described below. The rights,

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

preferences and privileges of holders of Class A common stock, Class B common stock and Class C common stock are subject to the rights of the holders of shares of any other class of common stock that Genuity may authorize and issue and any series of preferred stock that Genuity may designate and issue in the future.

   Voting Rights. Except as required by law or as described below, the holders of the Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters submitted to a vote of Genuity's shareholders. Each share of Class A common stock entitles the holder to one vote per share. So long as 50% or more of the shares of Class B common stock outstanding at the completion of the initial public offering remain outstanding, no holder or group of holders of Class A common stock may vote any of their shares in excess of 20% of the aggregate number of the then outstanding number of shares of Class A common stock.

   Each share of Class B common stock entitles the holder to one vote per share. The holders of Class B common stock, voting separately as a class, are entitled to elect one director to Genuity's board of directors. Genuity is also required to obtain the consent of the holders of Class B common stock, before taking specific actions, including making significant acquisitions or dispositions, entering into major business combinations, and incurring indebtedness or issuing additional equity securities in excess of specified limits. Under the terms of an FCC Memorandum and Order (the "FCC order"), Verizon has agreed that it will not consent to Genuity's acquisition of a traditional voice long-distance provider unless the FCC has first reviewed and approved the acquisition.

   Each share of Class C common stock entitles the holder to five votes per share.

   Conversion. The Class A common stock has no conversion rights. Verizon owns all of the outstanding shares of Class B common stock.

   Under the terms of the FCC order:

  . if Verizon eliminates the applicable restrictions of Section 271 of the Telecommunications Act of 1996 (the "Section 271 restrictions") as to 100% of Bell Atlantic in-region lines, Verizon could convert the Class B common stock into 800 million shares of Class C common stock;

  . if Verizon eliminates the applicable Section 271 restrictions as to 50% of Bell Atlantic in-region lines and, under circumstances described in the recapitalization agreement, it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert the Class B common stock into an aggregate of 800 million shares of Class A common stock;

  . if Verizon does not eliminate the applicable Section 271 restrictions as to at least 50% of Bell Atlantic in-region lines, the Class B common stock is convertible into shares of Class A common stock, representing approximately 10% of Genuity's total common stock outstanding after conversion.

   Under the terms of the FCC order, if Verizon has not eliminated the applicable Section 271 restrictions as to 100% of Bell Atlantic in-region lines on or before June 30, 2005, which date may be extended under certain conditions, Verizon's ability to convert the Class B common stock into 800 million shares of Class A common stock or Class C common stock will expire. If Verizon has satisfied the applicable Section 271 restrictions as to 100% of Bell Atlantic in-region lines on or before that date, or any extension, its ability to convert the Class B common stock into 800 million shares of Class A common stock or Class C common stock will not expire. The Class B common stock transferred to a third party will not be subject to this expiration limitation.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

   Each share of Class C common stock is convertible by the holder at any time into one share of Class A common stock. Each share of Class C common stock will automatically convert into one share of Class A common stock if at any time the aggregate number of outstanding shares of Class C common stock, together with shares of Class C common stock issuable upon conversion of Class B common stock, constitutes less than 10% of Genuity's outstanding common stock.

   Verizon's Right to Acquire Additional Shares. If at any time during the one year following conversion by Verizon or its affiliates of any shares of Class B common stock, Verizon and its affiliates control shares of Class A common stock and Class C common stock that in the aggregate exceed 70% of the total number of shares of outstanding common stock, Verizon may acquire from Genuity during this one-year period a number of shares of Class A common stock so that it will own shares of common stock equal to 80% of the total number of shares of the outstanding common stock.

   Genuity Right of First Offer. Under the terms of the FCC order, if Verizon seeks to sell some or all of its shares of Genuity Class B common stock, or the shares of Genuity common stock received by it on conversion of all or some of Genuity's shares of its Class B common stock, after eliminating the applicable
Section 271 restrictions as to at least 50% but less than 95% of Bell Atlantic in-region lines, Verizon will first offer to sell those shares to Genuity with the purchase price payable in the form of an unsubordinated, marketable debt instrument of Genuity with a fair market value equal to its face value. Genuity's issuance to Verizon of such a debt instrument shall constitute an exception to any limitation on the aggregate amount of Genuity's debt that Verizon may hold pursuant to the FCC order. This debt instrument will bear interest at a commercially reasonable rate, comparable to rates under similar instruments held by companies with debt ratings comparable to Genuity's, with a commercially reasonable time for repayment. The purchase price for all of the shares of Class B common stock will be equal to the lower of (a) the fair market value of those shares as determined by a nationally recognized independent investment banker selected jointly by Verizon and Genuity or (b) the sum of :

  . the value of a 10% equity interest in Genuity at the time of such sale, based on the average of the closing prices of the Class A common stock on the thirty trading days prior to the date Verizon offers the shares to Genuity; and

  . the amount Verizon would have had on the date of the completion of the sale if it had taken the amount of its initial investment in Genuity above a 10% equity interest, based on the initial public offering price for the Class A common stock, and invested such amount at the time of the closing of the initial public offering in the S&P 500 Index.

   Verizon has agreed to grant any consent necessary for Genuity to be able to complete the purchase of Verizon's Class B common stock.

   Liquidation. In the event of any dissolution, liquidation, or winding up of Genuity's affairs, whether voluntary or involuntary, the holders of the Class A common stock, the Class B common stock, and the Class C common stock will be entitled to share ratably, in proportion to the number of shares they represent of Genuity's outstanding common stock, in the assets legally available for distribution to stockholders, in each case after payment of all of Genuity's liabilities and subject to preferences that may apply to any series of preferred stock then outstanding. Genuity may not dissolve, liquidate or wind up its affairs without obtaining the consent of the holders of the outstanding shares of its Class B common stock.

   Mergers and Other Business Combinations. If Genuity enters into a merger, consolidation or other similar transaction in which shares of its common stock are exchanged for or converted into securities, cash or

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts) any other property, the holders of each class of Genuity's common stock will be entitled to receive an equal per share amount of the securities, cash, or any other property, as the case may be, for which or into which each share of any other class of common stock is exchanged or converted; provided that in any such merger, consolidation or other similar transaction, the holders of the shares of Class B common stock shall be entitled to receive, at their election, either (1) the merger consideration such holders would have received had they converted their shares of Class B common stock immediately prior to the consummation of such transaction or (2) a new security that is convertible into the merger consideration and has substantially identical voting and other rights as the Class B common stock. In any transaction in which shares of capital stock are distributed, the shares that are exchanged for or converted into the capital stock may differ as to voting rights and conversion rights only to the extent that the voting rights and conversion rights of Class A common stock, Class B common stock and Class C common stock differ at that time. The holders of the Class B common stock, voting separately as a class, must consent to any such merger, consolidation or other similar transaction.

Agreements with Verizon

   Concurrent with the closing of the initial public offering, Genuity executed agreements with GTE Service Corporation (GTESC) and other affiliates of GTE, now part of Verizon, including transition services agreements, purchase, resale and marketing agreement, intellectual property agreements, network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring and real estate agreements involve services provided to and received from Verizon. The terms of these agreements vary from four to twelve months with rights to terminate earlier. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the purchase, resale and marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period.

3.  PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment, net was comprised of the following (in thousands):

                                                      December 31,  June 30,
                                                          1999        2000
                                                      ------------ ----------
   Land..............................................  $    4,705  $    4,705
   Buildings and fixtures............................       6,318       6,318
   Communications network--fiber-optic cable.........     481,573     549,235
   Communications network--data processing equipment
    and machinery....................................     728,177     948,035
   Furniture.........................................      18,653      20,197
   Leasehold improvements............................     170,420     169,122
   Work in progress..................................     402,740     587,581
                                                       ----------  ----------
   Sub-Total.........................................   1,812,586   2,285,193
   Accumulated depreciation..........................    (291,652)   (370,766)
                                                       ----------  ----------
     Total...........................................  $1,520,934  $1,914,427
                                                       ==========  ==========

   During 1999, Genuity completed its initial buildout of its communications network in the United States. Costs directly related to the network have been capitalized, including amounts associated with the indefeasible rights of use. Genuity commenced depreciation as individual segments were placed in service.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

   Depreciation expense was $31.6 million and $46.0 million for the three months ended June 30, 1999 and 2000, respectively, and $60.2 million and $85.0 million for the six months ended June 30, 1999 and 2000, respectively.

4. GOODWILL AND OTHER INTANGIBLES, NET

   Goodwill and other intangibles, net was comprised of the following (in thousands):

                                                         December 31, June 30,
                                                             1999       2000
                                                         ------------ --------
   Goodwill.............................................   $495,348   $495,348
   Customer bases.......................................     77,000     77,000
   Trademarks...........................................     34,000     34,000
   Developed technology.................................     19,000     19,000
   In-place work forces.................................      9,190      9,190
   Internal use software................................     34,580     47,250
                                                           --------   --------
     Sub-Total..........................................    669,118    681,788
   Accumulated amortization.............................   (131,129)  (161,768)
                                                           --------   --------
     Total..............................................   $537,989   $520,020
                                                           ========   ========

   Amortization expense was $12.5 million and $15.8 million for the three months ended June 30, 1999 and 2000, respectively, and was $25.0 million and $30.6 million for the six months ended June 30, 1999 and 2000, respectively.

5. DEBT

   Long-term obligations and short-term obligations were as follows (in thousands):

                                                                         June
                                                           December 31,   30,
                                                               1999      2000
                                                           ------------ -------
   6% convertible subordinated debentures.................   $ 48,948   $     0
   Capital leases.........................................     63,769    51,049
                                                             --------   -------
     Total long-term obligations..........................   $112,717   $51,049
                                                             ========   =======
   Note payable--GTE......................................   $136,484   $     0
   6% convertible subordinated debentures.................          0    11,254
   Current portion of capital leases......................     25,921    24,877
                                                             --------   -------
     Total short-term obligations.........................   $162,405   $36,131
                                                             ========   =======

   The 6% convertible subordinated debentures due 2012 may be converted by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to Genuity's senior indebtedness, if any. During the six months ended June 30, 2000, Genuity paid $37.7 million related to debentures that had been converted by the bondholders. The remaining balance at June 30, 2000 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

6. STOCK-BASED COMPENSATION

Long-Term Stock Incentive Plan

   The Long-Term Stock Incentive Plan (the "Stock Plan") was approved by the board of directors on May 22, 2000. The Stock Plan provides for the following awards based on the Class A common stock: stock options, stock appreciation rights, stock-based performance bonuses and other stock-based awards. No cash awards will be permitted under the plan (except in lieu of fractional shares). Awards may be granted to employees of Genuity or any entity in which it owns at least a 10% interest. The Stock Plan will be administered by the executive compensation committee of the Genuity board of directors. The administrator has the authority to determine eligibility, grant awards and make all other determinations under the plan.

   Stock options granted under the Stock Plan may have a term of up to 10 years and may be either incentive stock options, as defined in the Internal Revenue Code, or nonqualified stock options. Stock options granted may not be assigned other than by will or by applicable laws. The period or periods during which an award will be exercisable or remain outstanding, including any periods following termination of service, the manner of exercise and other details of awards will be determined by the administrator consistent with the Stock Plan.

   There are approximately 87,165,000 shares authorized for award under the Stock Plan. As of June 30, 2000 approximately 62,810,000 options were outstanding.

Outside Directors' Compensation Plan

   The Outside Directors' Compensation Plan (the "Directors' Plan") was approved by Genuity's board of directors on May 22, 2000. Pursuant to this plan, non-employee directors who agreed, prior to the initial public offering, to serve on the board of directors received a $30,000 annual cash fee and one-time option to purchase 30,000 shares of Class A common stock at an exercise price equal to the initial public offering price. In addition, non-employee directors who agree after the initial public offering to serve on the board of directors will receive, effective upon election to the board of directors, a $30,000 annual cash fee and options to purchase 30,000 shares of Class A common stock at an exercise price equal to the fair market value at the time of grant. These stock options will vest in three equal installments and each installment will become exercisable on the day prior to the annual meeting of the stockholders. There are approximately 487,000 shares authorized for award under the Directors' Plan. As of June 30, 2000, 120,000 options were outstanding.

7. EMPLOYEE BENEFIT PLANS

   The board of directors of Genuity adopted the Genuity Savings Plan effective with the initial public offering. Under this Plan, Genuity will provide matching contributions in Genuity Class A common stock based on qualified employee contributions. Employees can contribute between 1% and 20% of their eligible pay, as defined, and are immediately 100% vested.

8. EARNINGS PER SHARE

   The weighted average common shares outstanding for both basic and diluted earnings per share were 18,256,000 shares for the three and six month periods ended June 30, 1999 and 192,169,000 shares for the three and six month periods ended June 30, 2000. Potential common shares were not included in the computations of weighted average diluted shares outstanding for the quarter and six months ended June 30, 2000 because their inclusion would be anti-dilutive. Contingently issuable shares were not included in the computations of weighted average diluted shares outstanding for the quarter and six months ended June 30, 2000 as the necessary conditions surrounding the share issuance had not been met.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

9. SEGMENT REPORTING

   Genuity's operations are reported in three segments, Access, Hosting and Transport.

   Access--Internet access pertains to a variety of global Internet access services, including dial-up, dedicated, DSL and other broadband, by providing and managing the underlying scaleable infrastructure. Genuity also provides a range of customer premise equipment necessary to connect to the Internet, including routers, channel service units/data service units, modems, software and other products. Customers receive 24 hours per day, seven days per week network monitoring and technical support from Genuity's Network Operations Centers (NOC).

   Hosting--Hosting pertains to services that allow customers to successfully implement their e-business strategies through scaleable, reliable and secure Web sites, which serve as their e-business storefronts. The e-business model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 11 global data centers, nine in the U.S., one in Leeds, England and one in Tokyo, Japan. Through the web hosting operation center, Genuity monitors these systems 24 hours a day and seven days a week.

   Transport--Genuity provides a broad range of transport services to customers through a single point of contact for planning, ordering, installing, billing, maintaining and managing our customers' transport services. Genuity provides seamless operation of local loops, central office connections and interexchange carrier transport. Through Genuity's NOC, network faults, intrusion or environmental alarms are observed, diagnostics are performed, and referrals or dispatches are initiated as needed.

   Value-Added Services / Other--Includes revenue from international operations, sale of international services and revenue generated from value-added Internet services of security, virtual private networks and voice-over IP.

   Network costs within GNI which are incurred to support the Access, Hosting and Transport segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

   Revenues for America Online in relation to Genuity's total revenues were 54% and 46% for the six months ended June 30, 1999 and 2000, respectively.

   Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. The accounting policies of the segments are the same as those described in Note 1.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts) Financial information for Genuity's segments is as follows (in thousands):

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
   Revenues
     Access....................... $ 132,434  $ 197,687  $ 260,472  $ 380,972
     Hosting......................    11,041     27,122     21,069     48,814
     Transport....................    15,594     21,862     29,129     45,487
     Value-Added Services/Other...     6,476     21,253     12,158     40,503
                                   ---------  ---------  ---------  ---------
       Total revenues.............   165,545    267,924    322,828    515,776
   Operating Expenses
     Cost of goods sold...........   178,856    308,222    339,396    592,150
     Selling, general and
      administrative..............    94,178    124,645    187,301    232,981
     Depreciation and
      amortization................    44,148     61,808     85,240    115,594
                                   ---------  ---------  ---------  ---------
       Total operating expenses...   317,182    494,675    611,937    940,725
                                   ---------  ---------  ---------  ---------
   Operating Loss                   (151,637)  (226,751)  (289,109)  (424,949)
   Other Income (Expense)
     Interest income (expense),
      net.........................       391      2,027        (43)      (946)
     Other, net...................    (1,714)       737     (2,055)    (7,330)
                                   ---------  ---------  ---------  ---------
   Loss Before Income Taxes....... $(152,960) $(223,987) $(291,207) $(433,225)
                                   =========  =========  =========  =========
   Capital Expenditures(1)
     Access....................... $  31,597  $  54,536  $  46,973  $  77,430
     Hosting......................     9,590     27,279     13,701     44,631
     Transport....................       755        281      2,209        828
     GNI..........................   121,477    194,925    195,691    298,163
     Value-Added Services/Other...    15,632     60,658     25,634     79,720
                                   ---------  ---------  ---------  ---------
       Total...................... $ 179,051  $ 337,679  $ 284,208  $ 500,772
                                   =========  =========  =========  =========
   Depreciation and Amortization
     Access....................... $   7,540  $  11,137  $  14,137  $  21,275
     Hosting......................     2,916      4,297      5,916      7,961
     Transport....................     1,299      1,774      3,242      3,556
     GNI..........................    17,593     26,231     32,564     46,885
     Value-Added Services/Other...    14,800     18,369     29,381     35,917
                                   ---------  ---------  ---------  ---------
       Total...................... $  44,148  $  61,808  $  85,240  $ 115,594
                                   =========  =========  =========  =========
   International Revenues......... $   5,051  $   8,955  $   8,863  $  17,637
                                   =========  =========  =========  =========

--------
(1) Includes accruals and capital leases.

                                  GENUITY INC.

           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ ----------
   Property, Plant and Equipment, Net
     Access............................................  $  180,777  $  233,946
     Hosting...........................................      52,998      89,181
     Transport.........................................      26,974      24,749
     GNI...............................................   1,162,287   1,411,215
     Value-Added Services/Other........................      97,898     155,336
                                                         ----------  ----------
       Total...........................................  $1,520,934  $1,914,427
                                                         ==========  ==========
   International Long-lived assets.....................  $    1,855  $    5,110
                                                         ==========  ==========

10. COMMITMENTS AND CONTINGENCIES

Contract Commitments

   Genuity has entered into several agreements for indefeasible rights-of-use
(IRU) for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. As of June 30, 2000, the outstanding commitments under the agreements are approximately $275 million. Genuity is also obligated to pay operating and maintenance costs under the contract terms.

   Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of June 30, 2000, the outstanding commitments under the agreements total approximately $65 million.

   Genuity has noncancelable long-term purchase commitments with circuit providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of June 30, 2000, future minimum circuit payments under these noncancelable purchase commitments were as follows (in thousands):

   2000................................................................ $ 23,516
   2001................................................................   36,865
   2002................................................................   31,032
   2003................................................................   26,344
                                                                        --------
                                                                        $117,757
                                                                        ========

Contingencies

   Some claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are without merit and are not expected to have a material effect on operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains certain forward-looking statements regarding, among other things, our future financial performance, our anticipated growth strategies and anticipated trends in our business as well as projections relating to our capital expenditure requirements, our network expansion plans, locations of new data centers, network operations centers and points of presence, expected deployment dates for capacity on trans-oceanic cable, our plans for transitioning customer traffic from leased capacity to our network, research and development initiatives and increases in sales and marketing personnel. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are predictions based solely on our current expectations and projections about certain events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that our future financial and operating results may differ materially from those projected in the forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties and, accordingly, there are many factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance of achievements expressed or implied by such forward-looking statements. Those factors that may cause our actual results, level of activity, performance or achievements to be materially different from that expressed or implied by any forward-looking statement include our ability to maintain or increase our market share and therefore maintain our status as a Tier 1 Internet backbone provider, maintain and strengthen our relationship with America Online and other significant customers, obtain additional capital to fund our operations and the expansion of our capacity and network infrastructure, successfully maintain and continue to strengthen our brand recognition, compete effectively for service and enterprise customers, reduce operating expenses and introduce new services.

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report.

 Revenues

                                                      Quarter Ended June 30,
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
Access.............................................. $132,434  80% $197,687  74%
Hosting.............................................   11,041   7    27,122  10
Transport...........................................   15,594   9    21,862   8
Value-Added Services/Other..........................    6,476   4    21,253   8
                                                     -------- ---  -------- ---
Total............................................... $165,545 100% $267,924 100%
                                                     ======== ===  ======== ===
                                                     Six Months Ended June 30,
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
Access.............................................. $260,472  81% $380,972  74%
Hosting.............................................   21,069   7    48,814   9
Transport...........................................   29,129   9    45,487   9
Value-Added Services/Other..........................   12,158   3    40,503   8
                                                     -------- ---  -------- ---
Total............................................... $322,828 100% $515,776 100%
                                                     ======== ===  ======== ===

   Revenues for the quarter ended June 30, 2000 increased $102 million, or 62%, and revenues for the first six months of 2000 increased $193 million, or 60%, over the same periods in 1999.

   Access. Access revenues for the quarter ended June 30, 2000 increased $65 million, or 49%, and for the first six months of 2000 increased $121 million, or 46%, over the same periods in 1999. This increase was due primarily to a 71% increase in the number of dial-up access modems deployed since June 30, 1999, primarily resulting from the expanded relationship with America Online, and to a lesser extent, an increase in the number of dedicated access customers. These increases were offset in part by lower prices.

   Hosting. Hosting revenues for the quarter ended June 30, 2000 increased $16 million, or 146%, and for the first six months of 2000 increased $28 million, or 132%, over the same periods in 1999, due primarily to an increase in the average monthly revenue per managed hosting customer.

   Transport. Transport revenues for the quarter ended June 30, 2000 increased $6 million, or 40%, and for the first six months of 2000 increased $16 million, or 56%, over the same periods in 1999, due primarily to the sale of excess capacity on our network as we brought new network segments on line as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

   Value-Added Services/Other. Other revenues for the quarter ended June 30, 2000 increased $15 million, or 228%, and for the first six months of 2000 increased $28 million, or 233%, over the same periods in 1999 due primarily to an increase in revenues from voice-over IP services and sales of Internet access services in international markets.

 Cost of Goods Sold

   Cost of goods sold for the quarter ended June 30, 2000 increased $129 million, or 72%, and first six months of 2000 increased $253 million, or 74%, over the same periods in 1999. The increase for both the quarter and six-month periods was due to the build-out of our network infrastructure to provide access to a broader base of customers, support a growing customer base and provide increased scope to service customers of our Internet access services. The continued expansion of the dial-up network operated for America Online also contributed to the increase in cost of goods sold in 2000. Cost of goods sold, as a percentage of total revenues, was 108% and 115% for the quarters ended June 30, 1999 and 2000, respectively, and 105% and 115% for the first six months of 1999 and 2000, respectively. Telecommunications circuit costs, as a percentage of cost of goods sold, were approximately 64% and 70% for the quarter ended June 30, 1999 and 2000, respectively, and 66% and 70% for the first six months of 1999 and 2000, respectively.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended June 30, 2000 increased $30 million, or 32%, and for the first six months of 2000 and increased $46 million, or 24%, over the same periods in 1999. This increase was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally, and to the branding efforts surrounding our name change. The growth in the sales force resulted in higher training expenses and additional costs for expansion of field offices. Also contributing to this increase were the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses.

 Depreciation and Amortization

   Depreciation and amortization expenses for the quarter ended June 30, 2000 increased $18 million, or 40%, and for the first six months of 2000 increased $30 million, or 36%, over the comparable periods in 1999. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and services.

 Income Taxes

   We generated pre-tax book losses of $224 million for the quarter ended June 30, 2000 and $433 million for the first six months of 2000. Federal income tax returns were filed on a consolidated basis with GTE through the date of our initial public offering. The tax provision, however, was computed on a stand-alone basis. Because we have historically generated net operating losses, a valuation allowance has been established to reflect the likelihood of realizing the deferred tax assets.

 Net Loss

   Net losses increased to $225 million for the quarter ended June 30, 2000 compared to $153 million for the quarter ended June 30, 1999 and to $435 million for the first six months of 2000 compared to $292 million in the same period in 1999.

Liquidity and Capital Resources

   We have used cash in our operating and investing activities during all periods. We have funded these cash requirements principally through permanent contributions to capital from GTE and borrowings from its affiliates.

   Net cash used in operating activities was $245 million and $310 million for the first six months of 1999 and 2000, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

   Net cash used in investing activities was $311 million and $558 million for the first six months of 1999 and 2000, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for construction of our network infrastructure, as well as leasehold improvements, furniture, fixtures, computers and other equipment. The Company currently intends to spend approximately $1.8 billion to $2.0 billion during the year ended December 31, 2000, of which approximately $1.2 billion is expected to be spent on the continued expansion of our fiber optic network and approximately $250 million is expected to be spent on the construction of additional data centers. As of June 30, 2000, Genuity has entered into $1.0 billion of commitments for these projected expenditures, of which $527 million was outstanding. Our capital expenditures program, as currently contemplated, will require between $11 billion and $13 billion over the next five years, the majority of which will be for the expansion of our network infrastructure.

   Net cash received from financing activities was $543 million and $2.8 billion for the six months ended June 30, 1999 and 2000, respectively. Capital contributions from GTE amounted to $602 million and $1.2 billion for the first six months of 1999 and 2000, respectively. In addition, we received net proceeds of $1.8 billion as a result of our initial public offering of Class A common stock. We anticipate that the Company will have sufficient liquidity to fund its operating expenses and capital requirements into the first quarter of 2001. As additional sources of liquidity, the Company is currently negotiating a revolving line of credit facility and anticipates raising funds through a debt offering.

Inflation

   We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Recently Issued Accounting Pronouncements

   The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101, as it has been the Company's practice to recognize installation revenue only to the extent of incurred costs.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This new standard is not anticipated to have an impact of the Company's consolidated financial statements based on the current structure and operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   While our long-term debt bears fixed interest rates, the fair value of our fixed rate long-term debt is sensitive to changes in interest rates. There is a risk that market rates will increase and the required payments will exceed those based on the current market rates. The estimated fair value of long-term debt based on a debt pricing model was lower than its recorded value by approximately $6.6 million as of December 31, 1999. Under our current risk management policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not involved in any legal proceedings which we believe would, if adversely determined, have a material adverse effect upon our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We solicited and received the unanimous written consent of our stockholders during the three months ended June 30, 2000 to approve our amended and restated certificate of incorporation in connection with our initial public offering and to approve our Long-Term Stock Incentive Plan and Outside Directors' Compensation Plan.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   27.0 Financial Data Schedule.

   (b) Reports on Form 8-K

   Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Genuity Inc.

                                                 /s/ Daniel P. O'Brien
                                          By: _________________________________
                                                     Daniel P. O'Brien
                                                 Executive Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                                (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)

August 14, 2000