Form 10-Q
period 2000-09-30
GENUITY INC
filed 2000-11-14
CIK 1110794

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

               For the quarterly period ended September 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the transition period from       to

                          Commission File Number 30837

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at November 13, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION


 Item 1. Consolidated Financial Statements (Unaudited)


         Consolidated Statements of Operations for the Three and Nine
          Month Periods Ended September 30, 1999 and 2000................    3


         Consolidated Balance Sheets as of December 31, 1999 and
          September 30, 2000.............................................    4


         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and 2000....................................    5


         Consolidated Statements of Changes in Stockholders' Equity for
          the Nine Month Periods Ended September 30, 1999 and 2000.......    6


         Consolidated Statements of Comprehensive Loss for the Three and
          Nine Month Periods Ended September 30, 1999 and 2000...........    7


         Notes to Unaudited Consolidated Financial Statements............    8


 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   20


 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   23


 PART II--OTHER INFORMATION


 Item 1. Legal Proceedings...............................................   24


 Item 2. Changes in Securities and Use of Proceeds.......................   24


 Item 3. Defaults upon Senior Securities.................................   24


 Item 4. Submission of Matters to a Vote of Security Holders.............   24


 Item 5. Other Information...............................................   24


 Item 6. Exhibits and Reports on Form 8-K................................   24
         (a) Exhibit 27--Financial Data Schedule
         (b) Reports on Form 8-K


 SIGNATURES...............................................................  25

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------  --------------------
                                      1999       2000       1999       2000
                                    ---------  ---------  ---------  ---------
Revenues..........................  $ 181,548  $ 308,142  $ 504,376  $ 823,918
Operating Expenses
  Cost of goods sold..............    206,260    339,316    545,656    931,466
  Selling, general and
   administrative.................     97,970    139,213    285,271    372,194
  Depreciation and amortization...     49,831     81,250    135,071    196,844
                                    ---------  ---------  ---------  ---------
    Total operating expenses......    354,061    559,779    965,998  1,500,504
                                    ---------  ---------  ---------  ---------
Operating Loss....................   (172,513)  (251,637)  (461,622)  (676,586)
Other Income (Expense)
  Interest income, net............        948     27,912        905     26,966
  Other, net......................       (336)    (4,442)    (2,391)   (11,772)
                                    ---------  ---------  ---------  ---------
Loss Before Income Taxes..........   (171,901)  (228,167)  (463,108)  (661,392)
Income Taxes......................        463        715      1,165      2,023
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(172,364) $(228,882) $(464,273) $(663,415)
                                    =========  =========  =========  =========
Basic and Diluted Loss Per Common
 Share............................  $   (9.44) $   (1.19) $  (25.43) $   (3.45)
                                    =========  =========  =========  =========
Basic and Diluted Weighted-Average
 Common Shares Outstanding........     18,256    192,169     18,256    192,169
                                    =========  =========  =========  =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Dollars in Thousands, except Share Data)

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................  $    6,044   $1,582,996
  Receivables, less allowances of $5,550 and $9,008,
   respectively.....................................     234,440      274,611
  Other current assets..............................      13,627       50,538
                                                      ----------   ----------
    Total current assets............................     254,111    1,908,145
Property, Plant and Equipment, Net..................   1,520,934    2,274,971
Goodwill and Other Intangibles, Net.................     537,989      516,865
Other Assets........................................      30,098       46,414
                                                      ----------   ----------
    Total assets....................................  $2,343,132   $4,746,395
                                                      ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities.......................................  $   25,921   $   36,263
  Note payable--GTE.................................     136,484          --
  Accounts payable..................................     172,399      172,403
  Accrued compensation and related liabilities......      49,637       40,368
  Accrued circuits..................................      51,775      134,496
  Accrued liabilities...............................      78,937      244,459
  Advanced billings.................................      26,320        8,763
                                                      ----------   ----------
    Total current liabilities.......................     541,473      636,752
Long-Term Obligations...............................     112,717       44,853
Other Liabilities...................................      20,836       14,154
                                                      ----------   ----------
    Total liabilities...............................     675,026      695,759
                                                      ----------   ----------
Stockholders' Equity:
  Class A common stock--$0.01 par value;
   1,600,000,000 shares authorized; no shares issued
   and outstanding December 31, 1999 and 173,913,000
   shares issued and outstanding September 30,
   2000.............................................         --         1,739
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding......................................         183          183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding......................................         --           --
  Additional paid-in capital........................   2,972,142    6,018,185
  Accumulated other comprehensive income............       2,696          859
  Accumulated deficit...............................  (1,306,915)  (1,970,330)
                                                      ----------   ----------
    Total stockholders' equity......................   1,668,106    4,050,636
                                                      ----------   ----------
    Total liabilities and stockholders' equity......  $2,343,132   $4,746,395
                                                      ==========   ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                         ---------------------
                                                           1999        2000
                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................. $(464,273) $ (663,415)
  Adjustments to reconcile net loss to net cash used in
   operations:
    Depreciation and amortization.......................   135,071     196,844
    Changes in current assets and current liabilities:
      Receivables--net..................................   (29,744)    (40,171)
      Other current assets..............................    10,535     (36,911)
      Other current liabilities.........................    45,685     117,198
    Other, net..........................................   (36,075)     13,544
    Tax benefit on exercise of stock options............     5,737       2,542
                                                         ---------  ----------
     Net cash used in operating activities..............  (333,064)   (410,369)
                                                         ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................  (446,550)   (837,878)
  Capitalized software..................................   (22,477)    (26,035)
                                                         ---------  ----------
     Net cash used in investing activities..............  (469,027)   (863,913)
                                                         ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...........................    (2,531)    (37,733)
  Principal payments under capital lease obligations....   (18,533)    (19,789)
  Change in note payable/receivable--GTE................    56,845    (136,484)
  Proceeds from stock offering, net of expenses.........       --    1,831,547
  Contributions from GTE................................   832,072   1,213,693
                                                         ---------  ----------
     Net cash provided by financing activities..........   867,853   2,851,234
                                                         ---------  ----------
Net increase in cash and cash equivalents...............    65,762   1,576,952
Cash and cash equivalents, beginning of period..........    13,883       6,044
                                                         ---------  ----------
Cash and cash equivalents, end of period................ $  79,645  $1,582,996
                                                         =========  ==========
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
  Interest.............................................. $   3,425  $    3,807
                                                         =========  ==========
  State income taxes.................................... $   1,316  $    1,496
                                                         ---------  ----------
Noncash Investing and Financing Activities:
  Capital lease obligation incurred for equipment
   purchase............................................. $  23,374  $      --
                                                         =========  ==========
  Accounts payable--work in process..................... $  18,769  $  104,223
                                                         =========  ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                       (Dollars and Shares in Thousands)

                            Class A       Class B
                             Common        Common
                         -------------- ------------
                                                     Additional     Other
                                                      Paid-In   Comprehensive Accumulated
                         Shares  Stock  Shares Stock  Capital   Income (Loss)   Deficit      Total
                         ------- ------ ------ ----- ---------- ------------- -----------  ----------
Balance, December 31,
 1998...................     --  $   -- 18,256 $183  $1,990,485    $3,928     $  (659,869) $1,334,727
 Tax benefit on exercise
  of stock options--
  GTE...................     --     --     --   --        5,737       --              --        5,737
 Capital contributions--
  GTE...................     --     --     --   --      832,072       --              --      832,072
 Net loss...............     --     --     --   --          --        --         (464,273)   (464,273)
 Other..................     --     --     --   --          --       (786)            --         (786)
                         ------- ------ ------ ----  ----------    ------     -----------  ----------
Balance, September 30,
 1999...................     --  $   -- 18,256 $183  $2,828,294    $3,142     $(1,124,142) $1,707,477
                         ======= ====== ====== ====  ==========    ======     ===========  ==========
Balance, December 31,
 1999...................     --  $   -- 18,256 $183  $2,972,142    $2,696     $(1,306,915) $1,668,106
 Effect of stock
  offering, net of
  $75,500 of offering
  expenses.............. 173,913  1,739    --   --    1,829,808       --              --    1,831,547
 Tax benefit on exercise
  of stock options--
  GTE...................     --     --     --   --        2,542       --              --        2,542
 Capital contributions--
  GTE...................     --     --     --   --    1,213,693       --              --    1,213,693
 Net loss...............     --     --     --   --          --        --         (663,415)   (663,415)
 Other..................     --     --     --   --          --     (1,837)            --       (1,837)
                         ------- ------ ------ ----  ----------    ------     -----------  ----------
Balance, September 30,
 2000................... 173,913 $1,739 18,256 $183  $6,018,185    $  859     $(1,970,330) $4,050,636
                         ======= ====== ====== ====  ==========    ======     ===========  ==========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)
                             (Dollars in Thousands)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------  --------------------
                                      1999       2000       1999       2000
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(172,364) $(228,882) $(464,273) $(663,415)
Other Comprehensive Income (Loss),
 net of tax:
  Foreign currency translation
   adjustments....................        (29)       564        299        746
  Unrealized loss on securities...        (31)    (1,058)    (1,085)    (2,583)
                                    ---------  ---------  ---------  ---------
                                          (60)      (494)      (786)    (1,837)
                                    ---------  ---------  ---------  ---------
Comprehensive Loss................  $(172,424) $(229,376) $(465,059) $(665,252)
                                    =========  =========  =========  =========



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Basis of Presentation

   The unaudited consolidated financial statements of Genuity Inc. ("Genuity" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Genuity Solutions Inc. and Genuity Telecom Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Genuity presented herein, should be read in conjunction with the audited consolidated financial statements of Genuity as of and for the year ended December 31, 1999. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Income Taxes

   Prior to its initial public offering of Class A common stock, Genuity filed its federal income tax return on a consolidated basis with GTE, now Verizon Communications Inc. ("Verizon"). Upon completion of the initial public offering on June 30, 2000, Genuity was deconsolidated from GTE for income tax purposes. Income tax payments and refunds are determined based on the stand-alone filings of Genuity. The accompanying consolidated financial statements are presented as if Genuity was a stand-alone company for all periods presented. As a result of Genuity's cumulative losses, tax benefits on operating losses of Genuity have not been recognized.

   Genuity computes current and deferred income tax expense on a stand-alone basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

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

Concentrations of Credit Risk and Significant Customers

   Genuity's accounts receivable are subject to some credit risk. Genuity performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Genuity's risk of loss is limited due to advanced billings to some of its customers for services and the ability to terminate service on delinquent accounts. The credit risk is also mitigated by the large number of customers comprising the customer base, with the exception of one large customer, America Online, Inc. ("America Online"). Revenues from America Online in relation to Genuity's total revenues were significant. However, the credit risk associated with America Online is mitigated by utilization of advanced billings and a history of timely collections. The average accounts receivable balance of America Online represented 36% and 25% of Genuity's receivable balance during the nine-month periods ended September 30, 1999 and 2000, respectively, while revenues from America Online represented 54% and 43% of Genuity's total revenues for the nine month periods ended September 30, 1999 and 2000, respectively.

   Genuity has been a supplier of network access services in the United States to America Online since 1995. Genuity entered into a new agreement with America Online effective as of December 31, 1999, pursuant to which America Online has agreed to purchase additional dial-up access services from Genuity for a seven-year term through December 31, 2006. Under the new agreement, America Online has also agreed to purchase managed digital subscriber line and other broadband network access services from Genuity for a five-year term through December 31, 2004. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. The fixed monthly fees for dial-up access services will decline on various dates over the contract term with another decrease commencing in the fourth quarter of 2000.

   Under a separate agreement with AOL Japan, Inc. ("AOL Japan"), Genuity has agreed to provide dial-up network access services to America Online in Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

Stock-Based Compensation

   Stock options issued to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which there is no charge to earnings for stock options granted with an exercise price equal to the fair market value of the common stock on the date of grant.

Loss per Share

   Loss per common share is calculated based on the provisions of SFAS No. 128, "Earnings per Share." Basic earnings or loss per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. Contingently issuable shares are included in the calculation of diluted EPS, if all of the necessary conditions regarding the share issuance have been met as of the end of the reporting period.

                                  GENUITY INC.

Recent Accounting Pronouncements

   On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Genuity adopted this accounting guidance in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101, as it has been the Company's practice to recognize installation revenue only to the extent of incurred costs.

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement
No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, also amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the future effects of adopting this statement.

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

Recapitalization

   Prior to the initial public offering, Genuity was a wholly owned subsidiary of GTE. On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on January 1, 1999.

   On June 22, 2000, GTE executed a recapitalization agreement in connection with its receipt of the Class B common stock. The recapitalization agreement requires Genuity to obtain the consent of Verizon prior to taking actions such as making acquisitions for consideration that exceeds 20% of Genuity's market capitalization, making any acquisitions with a purchase price in excess of $100 million or entering into any joint venture with an investment in excess of $100 million that is not closely related to Genuity's business, making any disposition in excess of 20% of Genuity's market capitalization, and certain other restrictions on incurring indebtedness and other protective rights.

   In connection with the recapitalization, GTE made a capital contribution to Genuity of $393.5 million to fund accrued compensation amounts, employee benefit plan obligations and certain other liabilities.

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

   Each share of Class B common stock entitles the holder to one vote per share. The holders of Class B common stock, voting separately as a class, are entitled to elect a Class B director to Genuity's board of directors. Genuity is also required to obtain the consent of the holders of Class B common stock, before taking specific actions, including making significant acquisitions or dispositions, entering into major business combinations, and incurring indebtedness or issuing additional equity securities in excess of specified limits. Under the terms of an FCC Memorandum and Order, dated June 16, 2000 (the "FCC order"), Verizon has agreed that it will not consent to Genuity's acquisition of a traditional voice long-distance provider unless the FCC has first reviewed and approved the acquisition.

   Each share of Class C common stock entitles the holder to five votes per share.

   Conversion. The Class A common stock has no conversion rights. Verizon, directly or indirectly, owns all of the outstanding shares of Class B common stock.

   Under the terms of the FCC order:

  . if Verizon eliminates the applicable restrictions of Section 271 of the Telecommunications Act of 1996 (the "Section 271 restrictions") as to 100% of Bell Atlantic in-region lines, Verizon could convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock;

  . if Verizon eliminates the applicable Section 271 restrictions as to 50% of Bell Atlantic in-region lines and, under circumstances described in the recapitalization agreement, it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert the Class B common stock into an aggregate of 800,000,000 shares of Class A common stock;

  . if Verizon does not eliminate the applicable Section 271 restrictions as to at least 50% of Bell Atlantic in-region lines, the Class B common stock is convertible into shares of Class A common stock, representing approximately 10% of Genuity's total common stock outstanding after conversion.

   Under the terms of the FCC order, if Verizon has not eliminated the applicable Section 271 restrictions as to 100% of Bell Atlantic in-region lines on or before June 30, 2005, which date may be extended under certain conditions, Verizon's ability to convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock will expire. If Verizon has satisfied the applicable Section 271 restrictions as to 100% of Bell Atlantic in-region lines on or before that date, or any extension, its ability to convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock will not expire. The Class B common stock transferred to a third party will not be subject to this expiration limitation.

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

   Verizon's Right to Acquire Additional Shares. If at any time during the one year following conversion by Verizon or its affiliates of any shares of Class B common stock, Verizon and its affiliates beneficially own shares of Class A common stock and Class C common stock that in the aggregate exceed 70% of the total number of shares of outstanding common stock, Verizon may acquire from Genuity during this one-year period a number of shares of Class A common stock so that it will own shares of common stock equal to 80% of the total number of shares of the outstanding common stock.

   Genuity Right of First Offer. Under the terms of the FCC order, if Verizon seeks to sell some or all of its shares of Genuity Class B common stock, or the shares of Genuity common stock received by it on conversion of all or some of Genuity's shares of its Class B common stock, after eliminating the applicable
Section 271 restrictions as to at least 50% but less than 95% of Bell Atlantic in-region lines, Verizon will first offer to sell those shares to Genuity with the purchase price payable in the form of an unsubordinated, marketable debt instrument of Genuity with a fair market value equal to its face value. Genuity's issuance to Verizon of such a debt instrument shall constitute an exception to any limitation on the aggregate amount of Genuity's debt that Verizon may hold pursuant to the FCC order. This debt instrument will bear interest at a commercially reasonable rate, comparable to rates under similar instruments held by companies with debt ratings comparable to Genuity's, with a commercially reasonable time for repayment. The purchase price for all of the shares of Class B common stock will be equal to the lower of (a) the fair market value of those shares as determined by a nationally recognized independent investment banker selected jointly by Verizon and Genuity or (b) the sum of:

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

   Mergers and Other Business Combinations. If Genuity enters into a merger, consolidation or other similar transaction in which shares of its common stock are exchanged for or converted into securities, cash or any other property, the holders of each class of Genuity's common stock will be entitled to receive an equal per share amount of the securities, cash, or any other property, as the case may be, for which or into which each

                                  GENUITY INC.

share of any other class of common stock is exchanged or converted; provided that in any such merger, consolidation or other similar transaction, the holders of the shares of Class B common stock shall be entitled to receive, at their election, either (1) the merger consideration such holders would have received had they converted their shares of Class B common stock immediately prior to the consummation of such transaction or (2) a new security that is convertible into the merger consideration and has substantially identical voting and other rights as the Class B common stock. In any transaction in which shares of capital stock are distributed, the shares that are exchanged for or converted into the capital stock may differ as to voting rights and conversion rights only to the extent that the voting rights and conversion rights of Class A common stock, Class B common stock and Class C common stock differ at that time. The holders of the Class B common stock, voting separately as a class, must consent to any such merger, consolidation or other similar transaction.

Agreements with Verizon

   Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a purchase, resale and marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring and real estate agreements involve services provided to and received from Verizon. The terms of these agreements vary from four to twelve months with rights to terminate earlier. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the purchase, resale and marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period.

3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment, net, was comprised of the following (in thousands):

                                                    December 31, September 30,
                                                        1999         2000
                                                    ------------ -------------
   Land............................................  $    4,705   $    4,855
   Buildings and fixtures..........................       6,318        7,272
   Communications network--fiber-optic cable.......     481,573      584,435
   Communications network--data processing
    equipment and machinery........................     728,177    1,039,133
   Furniture.......................................      18,653       21,303
   Leasehold improvements..........................     170,420      196,806
   Work in progress................................     402,740      863,082
                                                     ----------   ----------
     Subtotal......................................   1,812,586    2,716,886
   Accumulated depreciation........................    (291,652)    (441,915)
                                                     ----------   ----------
     Total.........................................  $1,520,934   $2,274,971
                                                     ==========   ==========

   During 1999, Genuity completed its initial buildout of its communications network in the United States. Costs directly related to the network have been capitalized, including amounts associated with the indefeasible rights-of-use
(IRUs). Genuity commenced depreciation as individual segments were placed in service.

   Depreciation expense was $36.2 million and $64.8 million for the three months ended September 30, 1999 and 2000, respectively, and $96.5 million and $149.6 million for the nine months ended September 30, 1999 and 2000, respectively.

                                  GENUITY INC.

4. GOODWILL AND OTHER INTANGIBLES, NET

   Goodwill and other intangibles, net, was comprised of the following (in thousands):

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
   Goodwill.........................................  $ 495,348     $ 495,348
   Customer bases...................................     77,000        77,000
   Trademarks.......................................     34,000        34,000
   Developed technology.............................     19,000        19,000
   In-place work forces.............................      9,190         9,190
   Internal use software............................     34,580        60,615
                                                      ---------     ---------
     Subtotal.......................................    669,118       695,153
   Accumulated amortization.........................   (131,129)     (178,288)
                                                      ---------     ---------
     Total..........................................  $ 537,989     $ 516,865
                                                      =========     =========

   Amortization expense was $13.6 million and $16.5 million for the three months ended September 30, 1999 and 2000, respectively, and was $38.6 million and $47.2 million for the nine months ended September 30, 1999 and 2000, respectively.

5. DEBT

   Short-term obligations and long-term obligations were as follows (in thousands):

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
   Note payable--GTE.................................   $136,484      $   --
   6% convertible subordinated debentures............        --        11,215
   Current portion of capital leases.................     25,921       25,048
                                                        --------      -------
     Total short-term obligations....................   $162,405      $36,263
                                                        ========      =======
   6% convertible subordinated debentures............   $ 48,948      $   --
   Capital leases....................................     63,769       44,853
                                                        --------      -------
     Total long-term obligations.....................   $112,717      $44,853
                                                        ========      =======

   The 6% convertible subordinated debentures due 2012 may be converted by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to Genuity's senior indebtedness, if any. During the nine months ended September 30, 2000, Genuity paid $37.7 million related to debentures that had been converted by the bondholders. The remaining balance at September 30, 2000 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

   On September 5, 2000, the Company entered into a committed and unsecured $2 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by our principal operating subsidiaries. Our credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime announced by Chase Manhattan Bank or .50% per annum above the federal funds rates or (2) for LIBOR advances, LIBOR plus a percentage

                                  GENUITY INC.

determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on our ability to incur liens and requires that we maintain a minimum debt-to-debt plus contributed capital ratio. As of September 30, 2000, there were no outstanding credit advances under this facility.

6. STOCK-BASED COMPENSATION

Long-Term Stock Incentive Plan

   The Long-Term Stock Incentive Plan (the "Stock Plan") was approved by the board of directors on May 22, 2000. The Stock Plan provides for the following awards based on the Class A common stock: stock options, stock appreciation rights, stock-based performance bonuses and other stock-based awards. No cash awards will be permitted under the plan (except in lieu of fractional shares). Awards may be granted to employees of Genuity or any entity in which it owns at least a 10% interest. The Stock Plan will be administered by the compensation committee of the Genuity board of directors. The administrator has the authority to determine eligibility, grant awards and make all other determinations under the plan.

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

   There are approximately 87,165,000 shares authorized for award under the Stock Plan. As of September 30, 2000, approximately 63,876,000 options were outstanding and none were exercisable.

Outside Directors' Compensation Plan

   The Outside Directors' Compensation Plan (the "Directors' Plan") was approved by the board of directors on May 22, 2000. Pursuant to this plan, non-employee directors who agreed, prior to the initial public offering, to serve on the board of directors received a $30,000 annual cash fee and one-time option to purchase 30,000 shares of Class A common stock at an exercise price equal to the initial public offering price. In addition, non-employee directors who agree after the initial public offering to serve on the board of directors will receive, effective upon election to the board of directors, a $30,000 annual cash fee and options to purchase 30,000 shares of Class A common stock at an exercise price equal to the fair market value at the time of grant. These stock options will vest in three equal installments and each installment will become exercisable on the day prior to the annual meeting of the stockholders. There are approximately 487,000 shares authorized for award under the Directors' Plan. As of September 30, 2000, 330,000 options were outstanding and none were exercisable.

7. EMPLOYEE BENEFIT PLANS

   The board of directors of Genuity adopted the Genuity Savings Plan effective with the initial public offering. Under this Plan, Genuity will provide matching contributions in either Genuity Class A common stock or a stock equivalent based on qualified employee contributions. Employees can contribute between 1% and 20% of their eligible pay, as defined, and are immediately 100% vested.

                                  GENUITY INC.

8. EARNINGS PER SHARE

   The weighted average common shares outstanding for both basic and diluted earnings per share were 18,256,000 shares for the three and nine month periods ending September 30, 1999 and 192,169,000 shares for the three and nine month periods ending September 30, 2000. Potential common shares were not included in the computations of weighted average diluted shares outstanding for the quarter and nine months ended September 30, 2000 because their inclusion would be anti-dilutive. Contingently issuable shares were not included in the computations of weighted average diluted shares outstanding for the quarter and nine months ended September 30, 2000 as the necessary conditions surrounding the share issuance had not been met.

9. SEGMENT REPORTING

   Genuity's operations are reported in three segments: Access, Hosting and Transport.

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

   Hosting--Hosting pertains to services that allow customers to successfully implement their e-business strategies through scaleable, reliable and secure Web sites, which serve as their e-business storefronts. The e-business model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 11 global data centers, nine in the U.S., one in Leeds, England and one in Tokyo, Japan. Through the web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week.

   Transport--Genuity provides a broad range of transport services to customers through a single point of contact for planning, ordering, installing, billing, maintaining and managing customers' transport services. Genuity provides seamless operation of local loops, central office connections and interexchange carrier transport. Through Genuity's NOC, network faults, intrusion or environmental alarms are observed, diagnostics are performed, and referrals or dispatches are initiated as needed.

   Value-Added Services / Other--Includes revenue from international operations, sale of international services and revenue generated from value-added Internet services of security, virtual private networks and voice-over IP.

   Network costs within Global Network Infrastructure (GNI) which are incurred to support the Access, Hosting and Transport segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

   Revenues for America Online in relation to Genuity's total revenues were 54% and 43% for the nine months ended September 30, 1999 and 2000, respectively.

   Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. The accounting policies of the segments are the same as those described in Note 1.

                                  GENUITY INC.

   Financial information for Genuity's segments is as follows (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
   Revenues
     Access....................... $ 140,953  $ 230,333  $ 401,425  $ 611,305
     Hosting......................    12,004     30,096     33,073     78,910
     Transport....................    17,250     26,995     46,379     72,482
     Value-Added Services/Other...    11,341     20,718     23,499     61,221
                                   ---------  ---------  ---------  ---------
       Total revenues.............   181,548    308,142    504,376    823,918
   Operating Expenses
     Cost of goods sold...........   206,260    339,316    545,656    931,466
     Selling, general and
      administrative..............    97,970    139,213    285,271    372,194
     Depreciation and
      amortization................    49,831     81,250    135,071    196,844
                                   ---------  ---------  ---------  ---------
       Total operating expenses...   354,061    559,779    965,998  1,500,504
                                   ---------  ---------  ---------  ---------
   Operating Loss.................  (172,513)  (251,637)  (461,622)  (676,586)
   Other Income (Expense)
     Interest income, net.........       948     27,912        905     26,966
     Other, net...................      (336)    (4,442)    (2,391)   (11,772)
                                   ---------  ---------  ---------  ---------
   Loss Before Income Taxes....... $(171,901) $(228,167) $(463,108) $(661,392)
                                   =========  =========  =========  =========
   Capital Expenditures(1)
     Access....................... $  32,696  $ 233,345  $  79,669  $ 310,775
     Hosting......................     9,924     53,377     23,625     98,008
     Transport....................       739        --       2,948        828
     GNI..........................   143,319    135,810    339,010    433,973
     Value-Added Services/Other...    17,807     18,797     43,441     98,517
                                   ---------  ---------  ---------  ---------
       Total...................... $ 204,485  $ 441,329  $ 488,693  $ 942,101
                                   =========  =========  =========  =========
   Depreciation and Amortization
     Access....................... $   8,371  $  13,135  $  22,508  $  34,410
     Hosting......................     3,237      7,253      9,153     15,214
     Transport....................     2,021      1,104      5,263      4,660
     GNI..........................    19,851     35,388     52,415     82,273
     Value-Added Services/Other...    16,351     24,370     45,732     60,287
                                   ---------  ---------  ---------  ---------
       Total...................... $  49,831  $  81,250  $ 135,071  $ 196,844
                                   =========  =========  =========  =========
   International Revenues(2)...... $   6,232  $  10,545  $  15,095  $  28,182
                                   =========  =========  =========  =========

--------
(1)Includes accruals and capital leases.
(2)Excludes revenues from AOL Japan.

                                  GENUITY INC.

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
   Property, Plant and Equipment, Net
     Access..........................................  $  180,777   $  475,435
     Hosting.........................................      52,998      144,745
     Transport.......................................      26,974       20,754
     GNI.............................................   1,162,287    1,514,107
     Value-Added Services/Other......................      97,898      119,930
                                                       ----------   ----------
       Total.........................................  $1,520,934   $2,274,971
                                                       ==========   ==========
   International
     Long-lived assets...............................  $    1,855   $    8,025
                                                       ==========   ==========

10. COMMITMENTS AND CONTINGENCIES

Leases

   Genuity leases office space and network equipment under long-term capital and operating leases. These leases have options for renewal with provisions for increased rent upon renewal.

   As of September 30, 2000, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
   2000...................................................... $ 7,274  $ 19,409
   2001......................................................  29,097    67,553
   2002......................................................  25,570    34,457
   2003......................................................  12,058    30,014
   2004......................................................   1,667    26,358
   Thereafter................................................     --    102,210
                                                              -------  --------
     Total minimum lease payments............................  75,666  $280,001
                                                                       ========
   Amount representing interest..............................  (5,765)
                                                              -------
     Present value of minimum lease payments................. $69,901
                                                              =======

   GTE, now Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

   Genuity has entered into several agreements for IRUs for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of September 30, 2000, the future minimum commitments under these agreements were as follows (in thousands):

   2000............................................................... $ 70,000
   2001...............................................................  122,000
   2002...............................................................   59,000
                                                                       --------
     Total future minimum commitments................................. $251,000
                                                                       ========

                                  GENUITY INC.

   Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of September 30, 2000, the outstanding commitments under the agreements totaled approximately $35.2 million.

   Genuity has entered into non-cancelable long-term purchase commitments with circuit providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of September 30, 2000, future minimum circuit payments under these non-cancelable purchase commitments were as follows (in thousands):

     2000.............................................................  $12,000
     2001.............................................................   38,000
     2002.............................................................   30,000
     2003.............................................................   26,000

   Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of September 30, 2000, the future minimum commitments under these agreements were as follows (in thousands):

     2000............................................................. $      0
     2001.............................................................   86,000
     2002.............................................................  132,000
     2003.............................................................  131,000
     2004.............................................................   73,000
     Thereafter.......................................................  103,000
                                                                       --------
       Total future minimum commitments............................... $525,000
                                                                       ========

   In connection with another agreement, under which we hold IRUs for a major part of our domestic fiber optic network, restrictions on the sale of excess capacity and on the sale or swap of fiber IRUs were lifted.

Contingencies

   Some claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

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


   The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

 Revenues

                                                        Three Months Ended
                                                           September 30,
                                                          (in thousands)
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
Access.............................................. $140,953  77% $230,333  74%
Hosting.............................................   12,004   7    30,096  10
Transport...........................................   17,250  10    26,995   9
Value-Added Services/Other..........................   11,341   6    20,718   7
                                                     -------- ---  -------- ---
Total............................................... $181,548 100% $308,142 100%
                                                     ======== ===  ======== ===
                                                         Nine Months Ended
                                                           September 30,
                                                          (in thousands)
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
Access.............................................. $401,425  80% $611,305  74%
Hosting.............................................   33,073   7    78,910  10
Transport...........................................   46,379   9    72,482   9
Value-Added Services/Other..........................   23,499   4    61,221   7
                                                     -------- ---  -------- ---
Total............................................... $504,376 100% $823,918 100%
                                                     ======== ===  ======== ===

   Revenues for the quarter ended September 30, 2000 increased $127 million, or 70%, and revenues for the first nine months of 2000 increased $320 million, or 63%, over the same periods in 1999.

   Access. Access revenues for the quarter ended September 30, 2000 increased $89 million, or 63%, and for the first nine months of 2000 increased $210 million, or 52%, over the same periods in 1999. This increase was due primarily to a 65% increase in the number of dial-up access modems deployed since September 30, 1999, and a 23% increase in the number of dedicated access connections since September 30, 1999. Also contributing to the increases was an increase in the number of DSL subscribers from approximately 11,000 as of September 30, 1999 to approximately 138,000 as of September 30, 2000. These increases were offset in part by industry-wide price reductions, and pricing structure changes associated with our new contract with AOL. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. The fixed monthly fees for dial-up access services will decline on various dates over the contract term with another decrease commencing in the fourth quarter of 2000.

   Hosting. Hosting revenues for the quarter ended September 30, 2000 increased $18 million, or 151%, and for the first nine months of 2000 increased $46 million, or 139%, over the same periods in 1999, due to increases in the number of our managed hosting customers and the average monthly revenue associated with these customers. In addition, the average new deal size for hosting contracts increased to $284 thousand in the quarter ended September 30, 2000 compared to $187 thousand in the same period in 1999.

   Transport. Transport revenues for the quarter ended September 30, 2000 increased $10 million, or 57%, and for the first nine months of 2000 increased $26 million, or 56%, over the same periods in 1999, due primarily to the sale of excess capacity on our network as we brought new network segments on line, as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

   Value-Added Services/Other. Other revenues for the quarter ended September 30, 2000 increased $9 million, or 83%, and for the first nine months of 2000 increased $38 million, or 161%, over the same periods in 1999. This growth is primarily due to an increase in revenues from sales of voice over IP services, sales of Internet access services in international markets and increases in security services.

 Cost of Goods Sold

   Cost of goods sold for the quarter ended September 30, 2000 increased $133 million, or 65%, and for the first nine months of 2000 increased $386 million, or 71%, over the same periods in 1999. The increase for both the quarter and nine month periods was due to the build-out of our network infrastructure to provide access to a broader base of customers, support a growing customer base and to provide increased scope of services to Internet access customers. In addition, this increase was related to the initial build-out of our network, utilizing primarily leased capacity, to support our future contractual obligations with America Online.

   Cost of goods sold, as a percentage of total revenues, was 114% and 110% for the quarters ended September 30, 1999 and 2000, respectively, and 108% and 113% for the first nine months of 1999 and 2000, respectively. Telecommunications circuit costs, as a percentage of total revenues, were approximately 80% and 79% for the quarters ended September 30, 1999 and 2000, respectively, and 72% and 80% for the first nine months of 1999 and 2000, respectively.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended September 30, 2000 increased $41 million, or 42%, and for the first nine months of 2000 increased $87 million, or 31%, over the same periods in 1999. This increase was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally, and to the branding efforts surrounding our name change. Also contributing to these increases were the hiring of additional management staff and related operating expenses, expansion of our marketing organization, increased facilities costs and increased information technology expenses. Included in selling, general and administrative expenses was a $6.2 million or 218% increase in bad debt expense for the nine months ended September 30, 2000 over the comparable period in 1999.

 Depreciation and Amortization

   Depreciation and amortization expenses for the quarter ended September 30, 2000 increased $31 million, or 63%, and for the first nine months of 2000 increased $62 million, or 46%, over the comparable periods in 1999. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and services.

 Income Taxes

   We generated pre-tax book losses of $228 million for the quarter ended September 30, 2000 and $661 million for the first nine months of 2000. Federal income tax returns were filed on a consolidated basis with GTE through the date of our initial public offering. The tax provision, however, was computed on a stand-alone basis. Because we have historically generated net operating losses, a valuation allowance has been established to reflect the likelihood of realizing the deferred tax assets.

 Net Loss

   Net losses increased to $229 million for the quarter ended September 30, 2000 compared to $172 million for the quarter ended September 30, 1999 and to $663 million for the first nine months of 2000 compared to $464 million in the same period in 1999.

Liquidity and Capital Resources

   We have used cash in our operating and investing activities during all periods. We have funded these cash requirements principally through permanent contributions to capital from GTE, borrowings from its affiliates and proceeds from our initial public offering of Class A common stock.

   Net cash used in operating activities was $333 million and $410 million for the first nine months of 1999 and 2000, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

   Net cash used in investing activities was $469 million and $864 million for the first nine months of 1999 and 2000, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for construction of our network infrastructure, as well as leasehold improvements, furniture, fixtures, computers and other equipment. The Company currently intends to have capital expenditures of approximately $1.8 billion to $2.0 billion during the year ended December 31, 2000, of which approximately $1.2 billion is expected to be spent on the continued expansion of our fiber optic network and approximately $250 million is expected to be spent on the construction of additional data centers. As of September 30, 2000, Genuity had $589 million of commitments outstanding for these projected expenditures. Our capital expenditures program, as currently contemplated, will require between $9 billion and $11 billion over the four year period ending 2004, the majority of which will be for the expansion of our network infrastructure.

   Net cash received from financing activities was $868 million and $2.9 billion for the nine months ended September 30, 1999 and 2000, respectively. Capital contributions from GTE amounted to $832 million and $1.2 billion for the first nine months of 1999 and 2000, respectively. In addition, we received net proceeds of $1.8 billion as a result of our initial public offering of Class A common stock in June 2000. The Company should have sufficient liquidity to address its operating and capital needs through the first quarter of 2001.

   As additional sources of liquidity, the Company can access funds through the $2 billion revolving line of credit facility entered into on September 5, 2000. In addition, Verizon is permitted, but not obligated, to extend loans to us up to $2.75 billion for a term not to exceed six months.

Inflation

   We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Recently Issued Accounting Pronouncements

   The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101, as it has been the Company's practice to recognize installation revenue only to the extent of incurred costs.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-- an Amendment to FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, also amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment to FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the future effects of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   While our long-term debt bears fixed interest rates, the fair value of our fixed rate long-term debt is sensitive to changes in interest rates. The estimated fair value of long-term debt based on a debt pricing model was lower than its recorded value by approximately $6.6 million as of December 31, 1999. Currently, we do not use interest rate derivative instruments to manage our exposure to interest rate changes; however, the Company may utilize derivative instruments to hedge certain exposures in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not involved in any legal proceedings which we believe would, if adversely determined, have a material adverse effect upon our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 Changes in Securities

  None

 Use of Proceeds

   For the three months ended September 30, 2000, approximately $300 million of the net proceeds from our initial public offering of Class A common stock was utilized for operating expenses and capital expenditures in connection with the expansion of our fiber optic network. The remaining proceeds have been invested in short-term investments and are included in cash and cash equivalents as of September 30, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   27.0 Financial Data Schedule.

   (b) Reports on Form 8-K

   Genuity filed a current report on Form 8-K, dated September 7, 2000, reporting under Item 5 the issuance of a press release discussing the $2,000,000,000 five-year credit agreement among Genuity Inc., as borrower, the Chase Manhattan Bank, as administrative agent for the lenders, Chase Securities, Inc., as arranger, Citibank, N.A, as syndication agent, and Credit Suisse First Boston and Deutsche Bank AG, as co-documentation agents.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Genuity Inc.

                                                  /s/ Daniel P. O'Brien
                                          By: _________________________________
                                                     Daniel P. O'Brien
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)

Dated: November 14, 2000