Form 10-K
period 2000-12-31
GENUITY INC
filed 2001-03-30
CIK 1110794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

                         Commission File Number: 30837

                               ----------------
                                  GENUITY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                      74-2864824
(STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                     225 Presidential Way, Woburn, MA 01801
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS) (ZIP CODE)

                                  781-865-2000
               Registrant's telephone number, including area code

                               ----------------
       Securities registered pursuant to Section 12 (b) of the Act: None.
          Securities registered pursuant to Section 12 (g) of the Act:
                     Class A Common Stock, $0.01 Par Value.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, the aggregate market value of the shares of Class A common stock held by non-affiliates of the Company was approximately $287,888,000.(/1/)

   The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at March 29, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated herein by reference:

                                                   Part of Form 10-K
                                                          Into
                    Document                       which Incorporated
                    --------                       ------------------
Proxy Statement relating to the Annual Meeting of
 Stockholders to be held on May 17, 2001.               Part III

--------
(/1/) As used herein, "voting stock held by non-affiliates" means shares of common stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's common stock. The determination of market value of the common stock is based on the last reported sale price as reported by the Nasdaq National Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purpose.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   3
Item 2.   Description of Properties..............................................................  21
Item 3.   Legal Proceedings......................................................................  22
Item 4.   Submission of Matters to a Vote of Security Holders....................................  22
          Executive Officers of the Registrant...................................................  22
PART II
Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters...........  24
Item 6.   Selected Financial Data................................................................  24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  26
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..............................  35
Item 8.   Financial Statements and Supplementary Data............................................  35
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  36
PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  36
Item 11.  Executive Compensation.................................................................  36
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  36
Item 13.  Certain Relationship And Related Transactions..........................................  36
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  36
SIGNATURES......................................................................................   37

FORWARD-LOOKING STATEMENTS

   We have made statements under the captions, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "intends", "future", "potential", or "continue", the negative of these terms and other comparable terminology. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled "Cautionary Factors that May Affect Future Results".

   The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further disclosures that the Company makes on related subjects in its additional filings with the Securities and Exchange Commission should be consulted.

                                     PART I

ITEM 1. BUSINESS

Overview

   Genuity Inc. and subsidiaries ("Genuity" or the "Company") completed its initial public offering in June 2000. The Company has evolved from its initial foundation with BBN Corporation ("BBN") and subsequent ownership by GTE Corporation ("GTE").

   BBN was a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. BBN was incorporated as a Massachusetts corporation in 1953, under the name Bolt Beranek and Newman Inc., as the successor to a partnership formed in 1948. During 1997, GTE acquired BBN Corporation, and by combining BBN with GTE's existing Internet services business, formed GTE Internetworking.

   In July 1998, Bell Atlantic Corporation ("Bell Atlantic") and GTE agreed to a merger of equals transaction. This merger required the approval of the Federal Communications Commission ("FCC"). The FCC issued a memorandum opinion and order approving the transaction and requiring, among other things, that GTE sell shares of our Class A common stock to the public. On April 6, 2000, we changed our name from GTE Internetworking Incorporated to Genuity Inc. On June 22, 2000, GTE executed a recapitalization agreement, under which GTE exchanged all of the shares of our common stock for shares of Class B common stock that would equal 9.5% of the total number of shares of our common stock outstanding immediately after completion of the sale of our Class A common stock to the public. We completed our initial public offering of our Class A common stock on June 30, 2000 and on that date GTE and Bell Atlantic closed their merger and commenced doing business as Verizon Communications ("Verizon"). Our Class A common stock and Class B common stock currently represent 90.5% and 9.5%, respectively, of our outstanding common stock. When Verizon eliminates applicable regulatory restrictions as to its ability to offer long distance service in the former Bell Atlantic local telephone operating territories, it can convert its Class B common stock into shares of common stock that would currently represent approximately 82% of our outstanding common stock and 96% of our outstanding voting common stock, excluding any impact from stock options and other benefit plans.

   We are a leading eBusiness network provider delivering managed Internet infrastructure services to enterprises and service providers. We use the term eBusiness to refer to commercial transactions conducted over the Internet. We offer a comprehensive suite of managed Internet infrastructure services, including:

    .Internet access through dial-up, dedicated and digital subscriber lines;

    .Web hosting and content delivery; and

    . value-added eBusiness services, such as virtual private networks
      ("VPN") for secure data transmissions and security services.

   We operate a state-of-the-art global network that consists of:

    .recently deployed broadband fiber optic cable in the United States;

    .points of presence, which are locations where we provide Internet access to end users;

    .secure data centers with redundant fiber connections to our network and backup power sources; and

    .undersea and international fiber optic cable capacity.

   Our large base of on-network users and content, combined with our extensive network, positions us as one of the leading Internet backbone providers in the world, a status commonly referred to as a Tier 1 Internet backbone provider. Tier 1 Internet backbone providers have the network scale and on-network traffic to offer their customers connectivity to virtually all addresses on the Internet either directly through their Internet backbone or through cost-free, high-speed private connections to other Tier 1 Internet backbones. We believe that service providers are increasingly connecting to networks with substantial on-network content to improve the quality of their customers' experience, which in turn drives demand by enterprises seeking to connect to networks with large numbers of users. We believe that by taking advantage of this demand cycle, which we call the "network effect", we will continue to drive significant demand for our services from both enterprises and service providers and differentiate ourselves from non-Tier 1 Internet backbone providers.

   GENUITY, GENUITY and Design, BLACK ROCKET and the Black Rocket Design are trademarks of Genuity Inc. All other trademarks are the property of their respective owners. IBM is a registered trademark of the IBM Corporation in the U.S., other countries, or both.

Our Solution

   Our eBusiness network solution enables our customers to outsource their Internet infrastructure needs to a single provider and to scale their Internet operations in a cost-effective and reliable manner. The key elements of our solution include:

   Comprehensive Suite of Managed Internet Infrastructure Services. We offer a broad range of managed Internet infrastructure services, including: Internet access; Web hosting and content delivery; and value-added eBusiness services, such as virtual private networks for secure data transmission, security services, and voice-over-IP ("VoIP"). In 2000, Genuity began offering our BLACK ROCKETTM network services platform, providing managed secure hosting, packaged with related value-added services. Our services are designed to enable customers to purchase the level of service, features, access speed and functionality that meet their existing requirements, while at the same time allowing them to easily upgrade services over time. We believe there is significant opportunity to offer integrated services to enterprise customers as their requirements evolve from Internet connectivity to more critical Internet applications. As part of our solution, we install, configure, maintain and monitor industry-leading hardware and software, offer technical consulting and support, provide high-volume backup and recovery systems and monitor our Internet backbone operations 24 hours a day, seven days a week. Additionally, we provide flexible service pricing that allows our customers to be billed according to their bandwidth and capacity utilization.

   Large Base of On-Network Users and Content. We carry a significant amount of traffic over our Tier 1 Internet backbone by providing Internet access services to many of the leading Internet service providers, Web hosting services for popular Web sites and high-speed connections to enterprises that host their own Web sites. We believe enterprises and service providers choose to connect to our Internet backbone because they can directly route traffic to, or receive content from, a significant number of other customers on our network. This capability results in higher transmission speeds, lower instances of data loss and greater quality of service, thereby improving the overall quality of experience for Internet users.

   State-of-the-Art Network. We operate a state-of-the-art, high capacity global fiber optic network that is highly reliable and scalable. A majority of our fiber has been deployed within the past two and a half years, and over 70% of our optical electronic equipment has been installed within the past year. Our highly redundant fiber optic network architecture is designed to minimize service interruptions in our network operations. We have significant additional capacity on our fiber network. This capacity allows us to scale quickly at favorable incremental capital costs as we meet increased customer demands and continue our transition from leased capacity. We also operate 10 data centers in the United States, one data center in the United Kingdom and one in Japan, through which we provide managed and collocated Web hosting services for enterprises with critical Internet operations. Through our technologically advanced data centers, we offer customers a secure environment to house critical Internet operations and to obtain high-bandwidth connectivity to the Internet.

   High Performance, Tier 1 Internet Connectivity. We provide high performance connectivity to the Internet through our Tier 1 Internet backbone and extensive high-speed private connections to other major Internet backbone providers and, to a lesser extent, public peering points. Our extensive private peering relationships permit us to have direct, cost-free exchange of traffic with a significant number of telecommunications carriers and Internet infrastructure service providers, thus avoiding the congestion of public peering points when directing traffic to users connected to those Internet backbones. Approximately 80% of the traffic we deliver to the rest of the Internet is delivered through private peering connections.

   Significant Internet Protocol Engineering and Architectural
Expertise. Drawing upon the breadth and depth of our Internet Protocol ("IP") and networking experience and expertise, including over 820 engineers and over 1,400 technicians, we are able to quickly and cost-effectively identify the Internet infrastructure requirements of our customers and design and implement appropriate solutions. For service providers, this entails testing, certifying, deploying and scaling, within our network, the latest fiber optic and IP routing, switching and Web hosting technology to provide cost-effective and highly reliable managed Internet infrastructure services. For our enterprise customers, we provide high quality IP solutions comprised of one or more of our services. For example, we combine our Internet access, Web hosting, virtual private networks and managed security services to enable secure intranets and extranets for enterprises.

Our Services

   We provide a comprehensive suite of managed Internet infrastructure services targeted to two primary customer groups, enterprises and service providers. Our services fall into the following four categories:

    .Internet access;

    .Web hosting;

    .Value-Added eBusiness services; and

    .Transport services.

   Our enterprise customers rely on our comprehensive suite of managed Internet infrastructure services to create and implement their eBusiness strategies. Our service provider customers rely primarily on our Internet access and Web hosting services, which enable them to focus on the retail aspects of their business, while we provide and manage the underlying scalable infrastructure necessary to deliver services to their customers. We have recently introduced an integrated service offering, called BLACK ROCKET, that provides businesses with a secure, modular and redundant platform on which eBusiness solutions can be deployed. This offering serves as the foundation on which we, together with our ePartners, provide managed eBusiness solutions. BLACK ROCKET incorporates a wide range of services, including Internet access, IP transport, managed services such as security, managed hosting, and platform software and Web development tools. We also back our BLACK ROCKET offering with service level guarantees and guarantee delivery of the integrated platform within 10 business days after the contract is signed. We believe this offering has several advantages for our customers, including:

    .reducing time-to-market for eBusiness solutions;

    .creating new revenue generating opportunities more rapidly;

    .reducing up-front, as well as, recurring costs; and

    .creating a single point of accountability for the overall solution.

   Internet Access. We offer a variety of Internet access services to our enterprise and service provider customers, including dial-up, dedicated and digital subscriber lines. We also provide a range of customer premise equipment that is necessary to connect to the Internet, including routers, channel service units or data services units, modems, software and other products. Our Internet access services, which accounted for approximately 79% and 74% of our total revenues in 1999 and 2000, respectively, include:

    . Dial-up Access. Our dial-up access service enables users to connect to the Internet using a local telephone number. Our customers can connect to our Internet backbone through more than 1,100 local access points in the United States and, through our reseller relationships with iPass, a remote access provider, and another reseller approximately 3,000 international local access points in more than 150 countries. DiaLinxSM, which is our remote dial-up access service for enterprises, enables them to provide mobile professionals, telecommuters, customers and business partners with guaranteed, cost-effective local dial-up access to their intranets and extranets, as well as the Internet, from around the world. Similarly, our DiaLinx ISP service enables Internet service providers to expand their existing dial-up access service without incurring substantial up-front capital costs and ongoing operational expenses. For other Internet service providers and organizations that want to quickly offer their customers a private-label, Internet dial-up access service without incurring up-front and ongoing investments in network infrastructure or the burden of providing back office support, we offer a virtual Internet service provider service, called DiaLinx VISPSM.

    . Dedicated Access. Our Internet AdvantageSM and ISP DirectSM services connect enterprises and service providers directly to the Internet through a dedicated high-speed connection. These services are available throughout the United States and in more than 60 other countries. We offer a broad spectrum of dedicated connection types with flexible pricing structures, as well as comprehensive service level guarantees. We offer dedicated Internet access at speeds ranging from T1, including fractional up to 1.5 megabits per second, to OC-12, which is capable of transmitting data at 622 megabits per second.

    . Digital Subscriber Line Access. Our digital subscriber line access service enables high-speed digital transmission over telephone lines. This service allows an end user to use the telephone while connected to the Internet with only one connection. Unlike dial-up access services, our digital subscriber line access service provides a full-time connection that is "always on". We currently offer service in 67 Local Access and Transport Areas (LATAS) covering over 60% of the United States population. Our digital subscriber line access services are available in a wide range of dedicated access speeds, from 144 kilobits per second to 1.5 megabits per second. Our digital subscriber line access services for enterprises are designed to meet the needs of telecommuters, branch offices and small businesses by providing high quality Internet access at speeds faster than dial-up and Integrated Services Digital Network and are offered for a fixed monthly fee. In addition, for our service provider customers, we coordinate all activities necessary to provide digital subscriber line access service, including service establishment, network connectivity, bulk billing and second tier technical support.

   Web Hosting. Our Web hosting services, which accounted for approximately 7% and 10% of our total revenues in 1999 and 2000, respectively, enable enterprises and application service providers to outsource the storage and management of their Web servers to our special purpose Web hosting facilities. Our Enterprise AdvantageSM Web hosting service provides reliable Web hosting and high-speed network infrastructure, flexible, fast, and secure Web hosting platforms and experienced technical support staff. We currently operate 12 data centers throughout the world, with 10 in the United States, one in Leeds, England and one in Tokyo, Japan. Each data center is located in the same building as, or in close proximity to, our network access points. Our data centers are technologically advanced facilities with redundant, high-speed connectivity to the Internet, uninterruptible power supplies, back-up generators, fire suppression, raised computer floors, separate cooling zones, seismically braced racks and high levels of security. Our Enterprise Advantage services include:

    . Managed Web Hosting. Our managed Web hosting service provides fully managed, secure and reliable Web hosting capabilities for businesses operating in Windows NT or UNIX environments that want to use our expertise to implement and manage their Web site infrastructure. We manage the systems and platforms and also retain ownership of equipment and software.

    . Customer Managed Web Hosting. Our customer managed Web hosting service is designed for enterprises that require administrative control of their Web sites but prefer to partner with an experienced, reliable Web hosting provider. This service provides our customers with pre-configured server hardware and software, Internet access and the benefit of secure and continuously monitored data centers. Our customers retain full responsibility for the content and administration of their Web sites.

  . Collocation Web Hosting. Our collocation Web hosting service is designed for enterprises that seek to own their own equipment and retain full responsibility for management, content and administration of their Web sites, but need a secure and scalable hosting facility with high performance connectivity.

  . Content Delivery and High Availability Services. For customers with high traffic Web sites, we also offer optional, high availability services that can increase Web site capacity and performance. We currently offer four high availability services:

    . LoadBalancer. Our LoadBalancerSM service creates a single Web address that represents multiple Web servers located in a single data center. These Web servers utilize advanced load balancing techniques, based on the number of users seeking access to the Web site, to connect users to the Web server that will produce the fastest response to their request.

    . Traffic Distributor. Our Traffic Distributor service is designed for
      Web sites requiring high reliability and involves hosting Web servers in multiple data centers. Enabled by our patent-pending HopscotchTM load distribution technology, this service enhances the experience of an end user by directing their content requests to the Web server offering the fastest and most reliable service.

    . Site Replicator. Site Replicator enhances Web site availability by mirroring Web site content between multiple servers. Site Replicator copies new files, scripts and Web images from the primary server to the other servers within its defined group. Site Replicator is a flexible Web data replication tool, using efficient algorithms and intelligent data transfer techniques to minimize overhead and ensure that content on all Web servers is synchronized.

    . Site Accelerator. Site Accelerator replicates Web site content on servers throughout our Internet backbone and brings this content geographically closer to our users, a process known as caching. This process reduces Web page load times. Because this service is performed in our network, our customers receive the benefits of caching without any capital investment. Site Accelerator splits the task of serving content between the cache servers in our network and the dedicated Web site servers. When the content is moved to our cache servers, the dedicated Web site servers are freed up, permitting more users and more transactions without sacrificing performance from the perspective of the end user.

   Value-Added eBusiness Services. As enterprises and service providers continue to use the Internet as a business-critical tool, we believe they will increasingly demand a wider range of eBusiness services to ensure security, enhance productivity, reduce costs and improve service reliability and scalability. Our value-added eBusiness services accounted for approximately 5% and 7% of our total revenues in 1999 and 2000, respectively. Today, we offer a range of value-added eBusiness services, including:

    . Virtual Private Networks. With our virtual private network service, we enable an enterprise and its employees, customers, suppliers and business partners to securely send and receive information to and from each other via encrypted dial-up, dedicated, digital subscriber line or cable-modem Internet connections. Our VPN AdvantageSM service is a managed virtual private network service that makes it possible to communicate securely over our Internet backbone and over the Internet from virtually anywhere in the world. With VPN Advantage, our customers benefit from the capabilities of a large, shared IP-based network infrastructure while maintaining the look and feel of their own private corporate network.

    . Managed Security Services. Our managed security services are scalable and can be customized to our customers' needs and provide a high level of protection for their corporate networks. Our managed security services include monitoring the network perimeters of our enterprise customers, 24 hours a day, seven days a week, and use of firewall management, maintenance and proactive response techniques to ensure the security of access points into their computing infrastructure. Our Site PatrolSM for FireWall-1 and our Security AdvantageSM are Internet security services that help to significantly reduce exposure to Internet security threats and firewall breaches. In addition, we offer a vulnerability assessment service, Site ScanSM , that helps enterprises strengthen their network perimeter security by periodically testing for potential weaknesses and generating recommendations for correcting them.

    . Voice-over-Internet Protocol. Through our suite of voice-over-IP services, including International VoIP DirectSM and ESP DirectSM, we offer low-cost, high-quality voice-over-IP network transport to Internet service providers, Internet telephony service providers, enhanced service providers and telecommunications companies providing voice-over-IP services to their customers. We seek to provide our customers with accelerated time-to-market for their customers through innovative, enhanced solutions enabling voice services such as personal computer-to-phone and personal computer-to-personal computer.

   Transport. Our transport services are generally purchased by telecommunications carriers and Internet service providers requiring additional capacity. In delivering these services, we provide a single point of contact for planning, ordering, installing, billing, maintaining and managing the transport services of our customers. Our transport services, which accounted for approximately 9% of our total revenues in both 1999 and 2000, include:

    . ATM Service. Our asynchronous transfer mode, or ATM, transport service, a form of high-speed data transfer, is targeted primarily at carriers and Internet service providers with high-bandwidth voice, video and data transmission requirements. We provide ATM connections between one or more locations. Our ATM transport services provide logical permanent virtual connections, thereby supporting applications that send information at a constant or variable bit rate. We offer a wide range of speeds at one megabit per second increments and match the application needs to the desired amount of bandwidth.

    . Private Line Service. Our private line service provides dedicated point-to-point transport services through non-switched, non-usage sensitive dedicated facilities. Our private line service is supported over our dedicated Synchronous Optical Network, or SONET, facilities, which results in a highly reliable network. These services are comprised of bandwidth delivered in units of: (1) DS-3, which is capable of transmitting data at 44.736 megabits per second; (2) OC-3, which is capable of transmitting data at 155.520 megabits per second;
      (3) OC-12, which is capable of transmitting data at 622.080 megabits per second; and (4) OC-48, which is capable of transmitting data at
      2.5 gigabits per second.

    . Network Collocation Services. Our collocation services provide our customers with a physical location to collocate communications equipment at our points of presence. This service allows our service provider customers to expand their market areas without extensive recurring real estate charges, build-out fees and overhead costs.

Our Network

   We operate a state-of-the-art, facilities-based global fiber optic network designed specifically for IP technology. We own the core components of our network infrastructure in the United States through indefeasible rights of use, or IRUs, for the underlying fiber optic cable. Within the United States, we also lease capacity from third parties to provide service to our customers. We are in the process of transitioning traffic off of these leased facilities and onto our own network in an effort to reduce costs and provide improved service to our customers. We also own undersea capacity through IRUs and lease capacity internationally. We plan to expand our network infrastructure, both domestically and internationally. As we expand our network infrastructure, we intend to primarily build and own our facilities rather than lease them from other facilities-based providers. In addition, we have taken the flexible approach of utilizing multiple fiber providers to ensure higher reliability, quicker deployment of new technology and faster provisioning for our customers.

Our International Operations

   We provide global coverage for our international customers. Today, through a combination of leased and purchased facilities, we provide dedicated access services from over 200 dedicated IP service delivery points of presence in 60 countries and global dial-up access service for roaming enterprise customers in more than 150 countries. We have the capability to provide managed security and virtual private network services in over 40 countries. Currently, we have 15 points of presence in international markets linked by our high capacity backbone transmission network. These points of presence include: Amsterdam, Buenos Aires, Dublin, Dusseldorf, Frankfurt, London (2), Madrid, Manchester, Milan, Paris, Sao Paulo, Stockholm, Sydney, and Tokyo.

   In mid-2000, we deployed one of the first OC-48 (2.5 gigabits per second) fiber rings in Europe employing IP over dense wave division multiplexing ("DWDM"). This fiber ring network connecting London, Amsterdam, Frankfurt and Paris dramatically improves our ability to provide high-end data services and was required to meet our rapidly growing traffic in Europe. In 2001, this ring will be extended to include Milan.

   We currently have one data center in Leeds, England and one in Tokyo, Japan. By the end of 2001, we intend to add three additional data centers outside the United States, adding approximately 30,000 square feet of production space to our total international Web hosting capabilities.

   GTE granted the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering to TELUS Corporation, for use solely in Canada in the provisioning of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada.

   In terms of trans-oceanic capacity, over the past two and a half years we have entered into a number of agreements for IRUs to cable systems that are either deployed or in the process of deployment. The following table details our current and planned international cable capacity. The expected dates of deployment represent approximate time frames in which we believe our capacity on this cable will become operational. These dates are, to a large extent, beyond our control and deployment may occur significantly later than we expect.

      Cable System                          Capacity                        Terms      Expected Deployment
      ------------                          --------                        -----      -------------------
Americas II               U.S.-Brazil (One STM-1)(1)                    25 Years (IRU) In Service
                          U.S.-Venezuela (One STM-1)
                          U.S.-Puerto Rico (One DS-3)(2)
Atlantic Crossing-1       U.S.-United Kingdom (One STM-1)               25 Years (IRU) In Service
                          U.S.-Germany (One STM-1)
                          U.S.-United Kingdom (One STM-1)               Lease          In Service
                          U.S.-Germany (One STM-1)                      Lease          In Service
                          United Kingdom-Netherlands (One STM-1)        Lease          In Service
                          Netherlands-Germany (One STM-1)               Lease          In Service
Japan-U.S. Cable Network  U.S.-Japan (Six STM-1s)                       25 Years (IRU) Q3 2001
                          U.S.-Hawaii (One STM-1)
                          Upgrade Capability to 28.5 STM-1s
TAT-14                    U.S.-France-Netherlands-Germany-              25 Years (IRU) Q2 2001
                          Denmark- U.S. (30 STM-1s)
FLAG Atlantic-1           U.S.-United Kingdom-France-U.S.               25 Years (IRU) Q2 2001
                          Portable Capacity
                          Seven STM-1s Initially
                          Upgrade Capability to over 50 STM-1s
ARCOS-1                   U.S.-Caribbean Portable Capacity,             25 Years (IRU) Q3 2001
                          Two STM-1s Initially
                          Upgrade Capability to 21 STM-1s
TPC-5                     U.S.-Japan (One DS-3)                         Lease          In Service
APCN-2                    Asia Pacific Portable Capacity (Eight STM-1s) 25 Years (IRU) Q4 2001

--------
(1) STM-1 is capable of transmitting data at 155.520 megabits per second.
(2) DS-3 is capable of transmitting data at 44.736 megabits per second.

Research and Development

   We believe that the task of building an Internet infrastructure services business is primarily one of integrating third-party systems, technologies, communications equipment, software and services to provide reliable, highly scalable and cost-effective Internet infrastructure services. Therefore, we generally use commercially available equipment and software. Our 30 years of IP and networking experience and expertise not only enables us to assess the technology and quality of potential vendors, but also to assist them in making their products more responsive to the needs of our customers.

   We continually monitor research developments in the various industries supporting our business. We work closely with the engineering groups of our existing vendors, technology partners, innovative start-up companies and complementary service providers to incorporate advanced technology, features and services. For example, we have worked closely with Cisco Systems, one of our primary suppliers, to develop new equipment and have been regular participants in its Technical Advisory Group. Through this and other cooperative programs, we strive to ensure that new hardware designs address the evolving requirements of our business and those of our customers.

   In addition, we plan to work with innovative start-up companies to assist them in developing and implementing advanced technologies and converting these technologies into market-ready products and services. A key component of our strategy will be to develop strategic relationships with those start-ups that have technology or services that can help us expedite the execution of our business plan. The strategic nature of these relationships could take the form of acquisitions, technology transfers, equity investments or joint product development.

Our Customers

   We primarily target enterprises and service providers. We have established a large and diversified base of enterprise customers in a wide range of industries, including financial services, manufacturing, media and publishing, consulting services and high technology. Our customer base also includes many service providers, including application service providers, Internet service providers and telecommunications carriers.

Our Relationship with America Online

   We have supplied managed, dial-up access services in the United States to America Online, Inc. ("America Online") since 1995. America Online accounted for approximately 52% and 40% of our total revenues in 1999 and 2000, respectively. We entered into a new agreement with America Online effective as of December 31, 1999, under which America Online has agreed to purchase additional dial-up Internet access services from us for a seven-year term through December 31, 2006. Under the new agreement, America Online has also agreed to purchase managed digital subscriber line and other broadband network access services from us for a five-year term through December 31, 2004. The components and resources used to provide dial-up access and broadband connections to our network backbone for America Online are dedicated to them and may not be used by us to service other customers. In addition, our Columbia, Maryland network operations center is primarily dedicated to servicing America Online.

   Dial-Up Services. Under the new agreement, America Online has committed to purchase from us agreed upon minimum quantities of dial-up network access services as measured by the number of dial-up access ports, or modems, available for America Online customers. America Online has agreed to increase the number of dial-up access ports to be managed by us through June 2002, subject to the terms and conditions of the agreement. America Online pays us a fixed monthly fee for each activated dial-up access port managed by us. Under the agreement, the monthly per access port fee to which we are entitled will be reduced at specified intervals over the term of the agreement. One of these fixed monthly reductions occurred in the fourth quarter of 2000 and the second reduction is scheduled for the third quarter of 2002. In addition, we have agreed, subject to limitations, that if we offer a third party better pricing for comparable dial-up access services than that paid by America Online, America Online may gain the benefit of this better pricing.

   At specified times during the course of the new agreement, America Online has the right to seek a reduction in the fees paid to us for dial-up access ports based on the then prevailing market prices for comparable dial-up access services in the manner described in the new agreement. If we do not agree to reduce the fees we charge to America Online for the applicable dial-up access ports to the market price, America Online may, subject to advance notice and other limitations, terminate future dial-up service commitments to us and decommission an equal number of its existing dial-up access ports with us. Similarly, America Online may reduce its dial-up service commitments in the event we fail to meet monthly or geographic delivery targets.

   Beginning January 1, 2003, America Online may, subject to advance notice and other limitations, decommission dial-up access ports managed by us in proportion to their decommissioning of dial-up access ports provided by other vendors. We are required to maintain a dedicated network operations center to service the portions of our network dedicated to America Online.

   Broadband Services. Under the agreement, we also provide broadband services to America Online in connection with their digital subscriber line service offerings. America Online also has agreed to purchase additional network services from us in connection with its other broadband service offerings, including cable modem, wireless and satellite, as they offer additional broadband access options to their customers. America Online has committed to purchase from us the network services necessary to serve specified percentages of their digital subscriber line and other broadband customers. In connection with providing digital subscriber line service to an America Online customer, America Online is responsible for providing its customers with the local access circuit and we are responsible for the interconnection of that circuit to our backbone, transmission of the traffic to America Online and the monitoring, management and control of the network.

   We receive a specified monthly fee for each America Online digital subscriber line and other broadband customer for whom we provide network services. Under the agreement, America Online pays us monthly fees based on the number of America Online broadband customers that are connected to our network. These fees are subject to agreed upon reductions, as the number of America Online digital subscriber line and other broadband customers for whom we are providing services increases. In addition, we have also agreed to extend broadband network services. At specified times during the course of the new agreement, America Online has the right to seek a reduction in the fee paid to us for broadband backhaul services based on then prevailing market prices for comparable broadband backhaul services. If we do not agree to reduce our fees to America Online for broadband network services to the market price in the manner described in the new agreement, America Online may, subject to advance notice and other limitations, terminate future broadband service purchase commitments to us and terminate existing broadband service. America Online may also terminate future broadband service purchase commitments in the event we fail to deliver services to a new local access and transport area within a specified period.

   General. In providing America Online services under the agreement, we are obligated to comply with specified minimum service levels. Either party may terminate the agreement in the event the other party commits a material breach, which is not cured within 30 days after notice of the breach. In addition, America Online has the right to terminate the agreement in the event of:

    .repeated material breaches by us even if cured;

    .a violation of the most favored customer pricing provisions;

    . a total or near total outage of any of the services provided by us that, even if lasting fewer than 30 days, is widespread and prolonged;

    . our inability to meet our service level commitments or to expand service availability as required under the agreement; and

    .a change in control of us.

   We are also obligated to provide America Online assistance in the 12 months following any termination of the agreement to ensure a smooth transition of services. The agreement provides America Online with a right of first refusal with respect to the sale of our dial-up network access business.

   Under a separate agreement, we have agreed to provide dial-up network access services to AOL Japan, Inc. ("AOL Japan"). This agreement includes similar provisions to those described above regarding minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements and termination provisions.

Sales and Marketing

   Within the United States, we rely primarily on a direct sales force. This direct sales force focuses on U.S.-based enterprises and service providers with domestic and international service requirements. Our sales force within the United States generally works with the managers of the marketing, sales or finance departments, as well as with information technology officers within the enterprise. In addition, through our ePartners organization, we have formed alliances with select advanced technology providers, application providers, systems integrators and others, which increases our access to potential service provider and enterprise customers. Our current partners include:

       . Ariba                     .Hewlett-Packard
       . BroadVision               .IBM(R)
       . Cisco Systems             .Lante Corporation
       . Cap Gemini Ernst & Young  .Nortel Networks
       . EMC                       .Sun Microsystems

   These alliances enable us to provide comprehensive eBusiness solutions and also serve as a valuable, cost-effective channel for marketing our services. We also plan to expand our existing reseller relationships to significantly enhance our distribution capabilities.

   All of our sales representatives participate in extensive technical and consultative sales training programs that we believe enable them to better comprehend, respond to and resolve the complex networking problems of our customers. As of December 31, 2000, we had a direct sales force of approximately 400 people.

   We changed our name to Genuity in connection with our initial public offering. To be successful, we must establish and strengthen our brand recognition. We intend to incur significant expenses to promote our brand. Our marketing organization is responsible for developing the strength and awareness of the Genuity brand on a local, national and international basis. We intend to build brand awareness through a variety of methods, including radio, print advertising in trade journals and special interest publications and our Web site. In addition, we also employ public relations personnel in-house and work with an outside public relations agency to provide broad coverage in the Internet and computer networking fields. To a limited extent, we also directly market our services at seminars and trade shows such as Internet World, ISPCon, COMnet, CeBit and various Gartner Group information technology conferences.

Competition

   The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. We expect to encounter increased competition in the future as a result of increased consolidation and development of strategic alliances in the industry. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. Our principal competitors in the Internet infrastructure services market may be divided into Internet infrastructure service providers and niche players offering services competitive with one or more of our services.

   Internet Infrastructure Service Providers. We are recognized by industry sources as one of a limited number of Tier 1 Internet backbone providers that offer managed Internet infrastructure services. Accordingly, we believe our primary competitors are those Internet infrastructure service providers that offer a similar breadth of services and possess the on-network users and content to offer their customers connectivity to virtually all addresses on the Internet, either through their Internet backbone or through high speed private peering relationships that permit them to have direct, cost-free exchange of traffic with a significant number of carriers and other Internet service providers. These competitors include UUNET Technologies, a subsidiary of WorldCom, AT&T, Cable & Wireless and Sprint. UUNET has substantially greater market share than we do, and some of the others also have greater market share than we do. UUNET is a competitor for America Online's access requirements and is reported to provide a substantial portion of those requirements. Some of these competitors also are able to bundle their Internet service offerings with non-Internet data services, such as frame relay, and traditional voice services, such as local and long distance, thereby reducing the price of their services relative to ours. We may not be able to offset the effects of any price reductions because we only offer IP-based services. We also compete with an increasing number of Internet service providers that have a significant regional, national or international presence but do not offer as broad a range of services or possess fewer users and less on-network content than the infrastructure service providers listed above. These competitors include, among others, Level 3 Communications, Qwest Communications, KPNQwest, Deutsche Telekom, PSINet, Verio, a subsidiary of Nippon Telegraph and Telephone Corporation, and Williams Communications Group. As a result of the increase in the number of competitors and the vertical and horizontal integration that is occurring in this industry, we currently encounter and expect to continue to encounter significant competition, which could force us to, among other things, reduce our rates and invest more heavily in infrastructure.

   We believe we compete with these companies primarily on the basis of quality and quantity of on-network users and content, breadth of service offerings, geographic reach and quality of network infrastructure, capacity, quality of service and price. While we believe that our network infrastructure, comprehensive suite of services and expertise in designing, developing and implementing managed Internet infrastructure solutions distinguish us from our competitors, many of our existing and potential competitors have greater financial and other resources, more customers, a larger installed network infrastructure, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop and expand their network infrastructure and service offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisition and other opportunities more readily and adopt more aggressive pricing policies.

   Niche Players. There are numerous competitors that service generally one or a small number of the specific Internet infrastructure requirements of enterprise customers. These competitors include, among others:

  .  Web hosting companies, such as Digex and Exodus Communications;

  . broadband Internet access providers, such as Covad Communications and Rhythms NetConnections, both of which focus on digital subscriber line services;

  . providers of security and virtual private networks, such as Pilot Network Services; and

  . transport service providers, such as Level 3 Communications, Qwest Communications and Williams Communications Group.

   We believe that there are relatively few barriers to entry in these markets. We compete with these niche players on the basis of technical expertise, quality of service, reliability and price.

   There are numerous other companies from a variety of industries that have also focused on our target market. For example, many of the major cable companies have begun offering, or are exploring the possibility of offering, Internet access through their current networks. Direct broadcast satellite and wireless communications providers have also entered the Internet access market with various wireless and satellite-based service technologies. We believe that direct broadcast satellite and wireless communications providers have also entered the Internet access market.

   As we continue to expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

Employees

   As of December 31, 2000, we had a total of 4,832 employees, of which 1,700 were in customer service and support, 1,283 were in engineering, 1,116 were in sales and marketing, 292 were in information technology and 441 were in finance, human resources and administration. We believe that relations with our employees are good. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage.

Proprietary Rights

   We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. We own, either exclusively or jointly, an interest in nearly 200 inventions that are the subject of patents, patent applications or patent disclosures. These legal protections provide only limited protection. Further, the market for Internet infrastructure services is subject to rapid technological change. Accordingly, while we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.

   Despite our efforts to protect our proprietary technology, we cannot assure you that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect our proprietary technology to as great an extent as do the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and other resources, and could have a material adverse effect on our business and financial condition.

Regulatory Matters

   The following summarizes regulatory developments and legislation that we believe are currently material to us. It does not describe all present and proposed federal, state, local and foreign regulation and legislation affecting the telecommunications industry.

   Our existing and planned Internet operations are not actively regulated by the FCC or any other government agency of the United States at the present time, other than regulations that apply to businesses generally. However, one of our wholly owned subsidiaries is classified as an "interexchange carrier" and provides primarily private-line data services. As a result, this subsidiary is regulated as a telecommunications carrier and is subject to the requirements described below under "Telecommunications Services". Furthermore, the regulations governing the telecommunications industry generally are often subject to regulatory, judicial or legislative modification and are in a state of flux at the present time. Some private parties and regulators have called the current regulatory status of various Internet service offerings into question.

   The pending legislative and regulatory proposals affecting the charges local exchange carriers pay to exchange traffic could, if adopted, adversely affect our costs. Moreover, the International Telecommunication Union has adopted a non-binding recommendation to implement bilateral agreements for compensation for the exchange of international traffic between Internet backbone providers. Although the United States took a reservation to that recommendation, any attempts by foreign governments to implement the recommendation could adversely affect our operating costs and businesses.

   We cannot predict the actions of the regulatory authorities that have jurisdiction in this area or whether any of these authorities will attempt to impose new regulations on Internet services or expand their interpretations of existing regulations to make them apply directly to Internet services. Accordingly, we do not know whether current or future regulations could have a material adverse effect on us. If any regulatory authority imposes new regulations or expands their interpretations of existing regulations to make them applicable to Internet operations, some or all of the following rules may be applied to those operations. However, if new regulations are imposed on our industry, or existing regulations are expanded to cover our industry, these regulations will almost certainly also apply to all similarly situated parties offering comparable services, including our competitors.

 Federal Telecommunications Regulation

   Federal regulations have undergone major changes in the last four years as the result of the enactment of the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act is the most comprehensive reform of the telecommunications law in the United States since the Communications Act of 1934. For example, the Telecommunications Act imposes interconnection and access requirements on telecommunications carriers and on all local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers.

   Under the current regulatory regime, communications related services are generally classified into one of the following three definitional categories:

  .  information services;

  .  private carrier services; and

  .  telecommunications services or common carriage.

Because the boundaries between these categories are neither precise nor well-fixed, and the industry is so dynamic, we cannot predict where particular services will be classified, now or in the future. The regulations associated with each type of classification are described below.

   Information Services. Except for the provision of underlying basic transmission capability, Internet services have generally been considered to be "information services". Under current law, operators of information services are exempt from regulation by the FCC, but operators of telecommunications services are not similarly exempt. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities used by Internet service providers. Whether it will assert regulatory authority over the Internet, and the level of any asserted authority, is a pending issue. While the FCC determined in an April 1998 report to Congress that Internet access providers should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that the status of various types of Internet service providers will continue to be uncertain.

   In the same report, the FCC also concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be reexamined. The report also indicated that the FCC would determine on a case-by-case basis whether to subject IP telephone service providers to regulation, including whether to require them to contribute financially to universal service support mechanisms, which could also subject these services to other forms of regulation. The FCC has also stated that it may require Internet service providers that use their own transmission facilities to provide Internet access services to contribute to universal service mechanisms, and has previously considered and rejected the possibility of regulating Internet backbone peering arrangements, although that issue remains subject to further review.

   Private Carrier Services. The offering of private carrier services typically entails the offering of telecommunications to a limited class of users on the basis of individually negotiated terms and conditions. As a result, they do not meet the definition of a telecommunications service under the Telecommunications Act. These private carriers are generally unregulated by the FCC, but are subject to regulation for intrastate offerings in some states and incur universal service payment obligations, discussed below, based on their gross revenues from end users. These private carriers may also be subject to access charges if interconnected to local exchange facilities.

   Telecommunications Services. A significant amount of regulation applies to providers of telecommunications services. The Communications Act defines telecommunications carriers as entities offering telecommunications services, which are in turn defined as the offering of telecommunications for a fee, directly to the public or to classes of users so as to be effectively available directly to the public. The law does not distinguish on the basis of the facilities used to provide these services. "Telecommunications" is defined as the transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received. The FCC has found that the definition of "telecommunications carrier" is essentially the same as the definition of "common carrier". Telecommunications carriers are subject to regulatory requirements that may impose substantial administrative and other burdens on their operations.

   The FCC imposes regulations on some common carriers that have been found to have some degree of market power, otherwise known as dominant carriers. The FCC imposes less regulation on other common carriers, which have been found not to have market power, otherwise known as "non-dominant carriers". One of our subsidiaries is classified as a non-dominant carrier. These non-dominant carriers do not need express prior authorization to provide domestic services. The FCC requires common carriers to obtain a formal authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services between the United States and international points. The FCC also regulates carrier exits from markets.

   General Obligations. All telecommunications carriers are subject to the complaint process and rules and regulations of the FCC, as well as various other requirements set out in Title II of the Communications Act. In addition, telecommunications carriers have general obligations, including the following:

  .  not to charge unreasonable rates or engage in unreasonable practices;

  .  to provide service on reasonable request;

  .  not to unreasonably discriminate in their service offerings;

  .  to comply with reporting requirements;

  . to offer customer premises equipment for sale on an unbundled basis to the extent that it is offered;

  .  to allow resale of their services in some circumstances; and

  .  to restrict their use of customer information.

   In addition, telecommunications carriers are subject to further regulatory requirements, some of which are discussed in greater detail below. Telecommunications carriers must also pay regulatory fees associated with filing license applications and other documents with the FCC.

   Interconnection Obligations. All telecommunications carriers have the basic duty to interconnect and interoperate, either directly or indirectly, with the facilities of other telecommunications carriers.

   Section 214 Authorizations. Common carriers are obligated to obtain, under
Section 214 of the Communications Act, authorization from the FCC to provide services between the United States and other countries, and to disclose, among other things, the extent to which they are owned or controlled by foreign entities. The compliance with these regulatory requirements imposes administrative and other burdens on these carriers.

   Tariffs and Pricing Requirements. The FCC has eliminated the requirements that non-dominant interstate interexchange carriers maintain tariffs on file with the FCC for domestic interstate services. One of our wholly owned subsidiaries is a non-dominant interstate interexchange carrier. Under the rules of the FCC, after a transition period that expired on January 31, 2001 for customized service arrangements and is currently scheduled to expire on July 31, 2001 for mass market arrangements, relationships between domestic interstate carriers and their customers would be set by contract. At that point, the FCC would no longer permit the use of tariffs for interstate, domestic interexchange services. On March 16, 2001, the FCC similarly ordered the elimination of international telecommunications tariffs for most carriers and most services. Carriers will have a nine-month transition period in which to eliminate their international tariffs, and thus have the option of eliminating them by July 31, 2001 in order to synchronize with domestic detariffing. At the end of the transition period, international tarrifs will no longer be permitted and these customer relationships also will be governed by contract. Competitive local exchange carriers do not have to file tariffs for their exchange access services, but may if they choose to do so. The FCC is considering whether to impose mandatory detariffing on them as well.

   Customer Proprietary Network Information. The use by a telecommunications carrier of customer proprietary network information, which generally includes any information regarding a subscriber's use of a telecommunications service obtained by a carrier solely by virtue of the carrier-customer relationship, is subject to statutory restrictions. This customer proprietary network information does not include a subscriber's name, telephone number and address, if that information is published or accepted for publication in any directory format. A telecommunications carrier may use a customer's proprietary network information only to market a service that is "necessary to, or used in" the provision of a service that the carrier already provides to the customer, unless it receives the customer's approval to use that information to market other services. The initial rules of the FCC regarding customer proprietary network information have been struck down in the courts, leaving the current state of the customer proprietary network information requirements uncertain. The FCC is expected to initiate further proceedings to address this issue. Any such rules, either as adopted or as modified, may impede the ability of a telecommunications carrier to effectively market integrated packages of services and to expand existing customers' use of its services.

   Universal Service. The FCC has recently expanded aid to schools and libraries and extensively revamped the support structure for high cost-of-service areas. These providers of interstate telecommunications services, as well as some other entities, such as private carriers offering excess capacity to end user customers, must contribute to a fund to pay for these programs. The schools and libraries and rural health care support mechanisms are assessed against interstate and international end-user revenues. The contribution level and overall size of federal support may change. Several petitions for administrative reconsideration of various FCC universal service orders are pending, and there are a number of other proceedings relating to universal service at the FCC and federal courts of appeals that are still ongoing. The rules of the FCC also require that telecommunications carriers contribute to the Number Portability Fund, the Telecommunications Relay Services Fund and the North American Numbering Plan Administrator Fund.

   Communications Assistance for Law Enforcement Act. Telecommunications carriers may incur significant expenses to assure that their networks comply with the requirements of the Communications Assistance for Law Enforcement Act. Under this statute, telecommunications carriers are required to:

  . provide law enforcement officials with call content and call identifying information pursuant to a valid electronic surveillance warrant; and

  . provide sufficient capacity for use by law enforcement officials in executing authorized electronic surveillance.

   The telecommunications industry is attempting to negotiate legislative and administrative provisions that would compensate carriers for some of the costs associated with complying with this statute. Additionally, further proceedings regarding certain information capture requirements and the implementation of the statute in connection with packet networks are pending. As it stands today, however, these issues have not been definitively resolved.

   Local Exchange Carriers. Telecommunications carriers that are classified as local exchange carriers are subject to special regulatory provisions, in addition to those described above. A local exchange carrier is defined as a provider of telephone exchange service or exchange access. Telephone exchange service is defined as service within a telephone exchange or connected system of exchanges operated to provide inter-communicating service of the character ordinarily furnished by a single exchange, covered by the local exchange charge, or comparable service provided through a system of switches, transmission equipment or other facilities, or combination thereof, by which a subscriber can originate and terminate a telecommunications service. The universe of carriers that are classified as local exchange carriers has never been fully defined by the FCC. If an entity is found to be a local exchange carrier, it will have the following obligations:

  . Reciprocal Compensation. This requires all local exchange carriers to establish compensation arrangements with other carriers for the transport and termination of telecommunications.

  . Resale. This requires all local exchange carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions.

  . Number Portability. This requires all local exchange carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching to another service provider at the same location.

  . Non-discriminatory Access and Dialing Parity. This requires all local exchange carriers to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing with no unreasonable dialing delays and to give customers access to their selected carrier without having to dial extra digits.

  . Access to Rights-of-Way. This requires all local exchange carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way, including those found in multiple dwelling units, at reasonable and nondiscriminatory rates, terms and conditions.

  . Section 272 Restrictions. Under the Telecommunications Act, Bell operating companies, including the local telephone operating companies of Verizon that were formerly part of Bell Atlantic, are subject to additional restrictions. In particular, Section 272 of the Telecommunications Act requires Bell operating companies to offer manufacturing and specified long distance services through a separate affiliate. If Verizon owns more than 10% of our capital stock, we will be considered an affiliate that must be separated from and must operate independently from the local telephone operating companies of Verizon that were formerly part of Bell Atlantic. Any transactions with these affiliated telephone operating companies must be publicly disclosed. Moreover, in its dealings with the separate affiliate, a former Bell Atlantic telephone operating company may not discriminate in the provision or procurement of goods, services, facilities and information, or in the establishment of standards. The joint marketing and sale of long distance services is not considered to violate the nondiscrimination provisions of the statute. Other than specific nondiscrimination requirements, the obligations of Section 272 of the Telecommunications Act will no longer apply three years after a Bell operating company or its affiliates is authorized to provide long distance telecommunications services under Section 271(d) of the Telecommunications Act, unless that period is extended by the FCC by rule or order. As required by the FCC order, if Verizon has eliminated applicable Section 271 restrictions and is able to exercise its conversion rights, it will comply with Section 272 to the same extent that Section 272 would apply if Verizon exercised its conversion rights notwithstanding any delay in the actual conversion.

In addition, incumbent local exchange carriers also face additional pricing, network unbundling, and other obligations.

   Recently, the FCC adopted rules that direct incumbent local exchange carriers to share their telephone lines with providers of high-speed Internet access and other data services. This ruling enables competitive carriers to provide digital subscriber line-based services over the same telephone lines simultaneously used by incumbent local exchange carriers to provide basic telephone service. These changes may increase competitive pressures on incumbent local exchange carriers in the offering of advanced telecommunications services, including digital subscriber line services. The United States Court of Appeals recently struck down the pricing standard of the FCC for unbundled network elements. Further agency action on remand could permit increases in the prices for such elements, including for sharing these local telephone lines. Any such price increases could adversely affect the competitive offering of advanced telecommunications services.

 State Telecommunications Regulation

   States also regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations. The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current policies of the FCC, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to the jurisdiction of the FCC. Under the Telecommunications Act, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial. Furthermore, states generally give municipal authorities responsibility over the access to rights-of-way, franchises, zoning, and other matters of local concern, which means that localities may also have involvement in the regulation of the telecommunications industry.

 Other Potential Regulation

   The laws and regulations relating to the liability of Internet access providers for information carried on or disseminated through their networks are currently unsettled both in the United States and abroad. For example, in the United States, the Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors by means of the Internet without restricting access to this type of material by underage persons, although its enforcement is currently enjoined by the United States Court of Appeals. In addition, similar legislation has been passed or is being considered in many states and foreign jurisdictions. Several private lawsuits seeking to impose this type of liability on online service companies and Internet access providers are pending. The imposition of potential liability on us and other Internet access providers for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuance of various service offerings. While we carry professional liability insurance, it may not cover this type of liability and otherwise may not be adequate to compensate us for any damages or costs incurred in defending against these claims. The costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

   Due to the increase in Internet use and publicity, it is possible that other laws and regulations that apply to commerce and communication over the Internet will be adopted. The United States Congress has recently enacted or considered enacting Internet laws regarding children's privacy, copyrights, the transmission of sexually explicit material, the taxation of Internet services and transactions and universal service contribution requirements for Internet access providers. The European Union also recently enacted its own privacy regulations. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, telecommunications, privacy, libel, taxation and other issues apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business over the Internet.

   Other companies in our industry are not generally subject to direct regulation by the FCC or any other governmental agency of the United States, other than regulations that apply to all business organizations. However, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by Internet companies. To the extent that future regulatory licenses or permissions are necessary or useful for us to provide IP-based services, we will seek to obtain those licenses and permissions.

 International Regulatory Matters

   The laws relating to the provision of Internet and telecommunications services in other countries vary substantially from country to country and are undergoing a rapid process of development and change. There are a variety of regulations in different jurisdictions regarding authorizations to provide services and the manner in which services are to be provided. In addition, some countries impose liability for providing access to prohibited content and restrict the transfer of personal information. As we continue to expand into international markets, these laws will have an increasing impact on our operations. We do not know whether new or existing laws or regulations could have a material adverse effect on us, or our ability to offer some or all of our services in any country.

   The ability for us to provide some or all of our Internet and other services, including the ownership and operation of the necessary assets and facilities in any particular country, will depend upon the extent to which applicable laws and regulations permit us to provide our services. We believe that the provision of some services, such as our voice-over-IP services, is more likely to be subject to local country regulation than other Internet services provided by us.

   We currently have the ability to provide Internet services in many countries without obtaining regulatory authorizations, approvals or licenses. In eleven countries where we currently have or are in the process of commencing operations, we have either obtained or have applied for regulatory approvals, authorizations, or licenses for at least some of these services. These eleven countries include Argentina, Brazil, Germany, Hong Kong, Ireland, Italy, Japan, Mexico, The Netherlands, Spain and the United Kingdom. In addition, as we enter new markets, we anticipate obtaining similar approvals, authorizations and licenses as required by applicable local rules and regulations in order to acquire, own and operate the necessary assets and facilities, and to provide services, in these countries. We do not know if we will obtain the necessary local regulatory approvals to own and operate the assets and facilities necessary to provide service, or to provide the services themselves, in any country, or that local country laws or regulations will not change. Any failure to obtain approvals, or loss of authorization, to provide services in any country could have a material adverse effect on us.

 Summary of Section 271 Approval Process

   In each state that Verizon seeks to eliminate applicable Section 271 restrictions, Verizon initiates the process by filing a petition with the state commission overseeing telecommunications regulation. The state commission conducts proceedings to determine the extent to which Verizon's networks comply with the requirements of Section 271. These proceedings may take many months to complete and may be subject to delays that are beyond the control of Verizon. Once the state commission concludes its proceedings, Verizon may file an application with the FCC. This application is subject to a notice and comment period during which interested parties, the state commission and the United States Department of Justice submit their findings and recommendations to the FCC, and after which Verizon, along with other parties, has an opportunity to respond. The FCC is required to render a final decision within 90 days of the filing of the application, although the actual approval process can extend beyond this timeframe if the FCC believes that Verizon has not adequately satisfied the requirements of Section 271 at such date. Verizon has already received regulatory approval in New York. Verizon also filed an application with the FCC for regulatory approval in Massachusetts, but subsequently withdrew the application on December 18, 2000 to address procedural concerns raised by the FCC. On January 16, 2001, Verizon resubmitted its application to offer long-distance service in Massachusetts with the Federal Communications Commission. Verizon also has filed a petition with the Pennsylvania commission, notifying the commission of its intent to file with the FCC in April 2001.

ITEM 2. DESCRIPTION OF PROPERTIES

   We recently moved our headquarters to a new location in Woburn, Massachusetts consisting of approximately 465,000 square feet. Our new headquarters consists of a two-building campus. We own both of the buildings in our Woburn campus and have a ground lease that expires in 2080. We currently have our primary Network Operations Center in Burlington, Massachusetts under a lease that expires in 2009. This lease includes renewal options for two three-year periods. We anticipate that our network operations organization, including our primary Network Operations Center, will relocate from Burlington, Massachusetts to Woburn, Massachusetts. We intend to retain our Burlington, Massachusetts facility to house our engineering, sales and marketing and service line organizations. We lease space for our other Network Operating Center in Columbia, Maryland.

   Genuity has entered into lease arrangements for office space, hosting space and points of presence infrastructure throughout the world to support our international operations. To date, the largest concentration of international leased space is in Europe.

ITEM 3. LEGAL PROCEEDINGS

   We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At a special meeting of the Class A stockholders on November 16, 2000, the following members of our board of directors representing stockholders of Class A common stock were elected:

     Nominees for terms ending 2001 (Class I):

     Philippe P. Dauman
     Duncan M. Davidson
     John W. Gerdelman
     Debra L. Lee

     Nominees for terms ending 2002 (Class II):

     Paul J. Collins
     John H. Dasburg
     Gordon Eubanks
     Benson P. Shapiro

     Nominees for terms ending 2003 (Class III):

     Jeffrey M. Cunningham
     Paul R. Gudonis
     John R. Harris
     Edward D. Horowitz

   The nominees in each class: Class I, Class II and Class III were each approved by the holders of the Class A common stock of the Company with each director nominee having received no less than 139,848,665 votes in favor or 99.6% of the votes cast.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Name          Age                       Position
         ----          ---                       --------
Paul R. Gudonis.......  47 Chairman of the Board and Chief Executive Officer
Joseph C. Farina......  51 President and Chief Operating Officer
Daniel P. O'Brien.....  46 Executive Vice President and Chief Financial Officer
Ira H. Parker.........  44 Senior Vice President, General Counsel and Secretary
Susan H. Bowman.......  47 Senior Vice President, Human Resources
James L. Freeze.......  40 Senior Vice President, Chief Strategy Officer

   Paul R. Gudonis has served as our Chairman and Chief Executive Officer since April 2000. From 1994 to March 2000, he served in various executive positions with Genuity, including most recently as President of Genuity beginning in July 1998, one year after GTE Corporation acquired BBN Corporation. From 1990 to 1994, he served as Vice President/General Manager-International of the Communications Industry Group of EDS Corporation. Prior to 1990, Mr. Gudonis served as a senior executive at several venture-backed start-up companies in the Boston, Massachusetts area specializing in software and telecommunications services. Mr. Gudonis serves as a director of Boston Communications Group, Inc., a provider of information technology services to the wireless industry. In addition, he is Vice Chairman of the Massachusetts High Tech Council, a director of the Massachusetts Software and Internet Council and a director of the Massachusetts Telecommunications Council. He is a founding member of the Global Internet Project, a group of Internet chief executive officers who engage in public policy advocacy in support of Internet growth and expansion. Mr. Gudonis holds a B.S. in Electrical Engineering from Northwestern University and an M.B.A. from Harvard Business School.

   Joseph C. Farina has served as our President and Chief Operating Officer since June 2000. From 1998 to June 2000, he served as President and Chief Executive Officer of the Bell Atlantic Data Solutions Group. Mr. Farina was also Executive Vice President-Operations Assurance for Bell Atlantic from 1995 to 1998. From 1993 to 1995, Mr. Farina served as both Vice President-Corporate Business Development of NYNEX Corporation, a Regional Bell Operating Company that is now part of Verizon, and President of the NYNEX Network Systems Company. Prior to that, Mr. Farina served as President of NYNEX Properties and Vice President-Operations of NYNEX Mobile Communications. Mr. Farina holds a B.S. from Fordham University and an M.B.A. from St. John's University.

   Daniel P. O'Brien has been our Executive Vice President and Chief Financial Officer since June 2000. From June 1998 to June 2000, Mr. O'Brien served as the Executive Vice President-Finance and Chief Financial Officer of GTE Corporation. From July 1997 to June 1998, he served as Vice President and Treasurer of GTE Corporation, and from October 1995 to July 1997 he served as Assistant Treasurer-Capital Markets for GTE Service Corporation. Prior to 1993, when he joined the Treasury Department of GTE Corporation, Mr. O'Brien held several positions with the Electrical Products Group of GTE Corporation, including Vice President-Controller of European Lighting in Geneva, Switzerland from August 1991 to January 1993. Mr. O'Brien holds a B.S. in Chemistry from Boston College and an M.B.A. from the University of Chicago.

   Ira H. Parker has been our Senior Vice President, General Counsel and Secretary since June 2000. From November 1997 to June 2000, he served as Vice President and General Counsel with Genuity. In 1999, in addition to his General Counsel position at Genuity, Mr. Parker was appointed Vice President and Deputy General Counsel of GTE Service Corporation. From July 1993 to November 1997, Mr. Parker was a partner in the Washington, D.C. office of the law firm of Alston & Bird. Prior to 1993, Mr. Parker served in a number of positions with the United States Federal Deposit Insurance Corporation, including Assistant General Counsel for Litigation and Policy from August 1989 to May 1992 and Deputy General Counsel for Litigation for the Resolution Trust Corporation from May 1992 to June 1993. Mr. Parker holds a B.A. from Brooklyn College and a J.D. from Emory University.

   Susan H. Bowman has been our Senior Vice President, Human Resources since June 2000. From September 1999 to June 2000, Ms. Bowman served as Vice President, Human Resources for Genuity and GTE Technology Service Corporation. Prior to that time, she held several positions with GTE Corporation, including serving as the Director of Staffing and Development for GTE Service Corporation from August 1995 to September 1997. From September 1994 to August 1995, Ms. Bowman served as the Strategic Human Resources Business Partner for the Network Operations Group. From December 1993 to September 1994, she served as the Director of Incentive Compensation for GTE Telephone Operations. Ms. Bowman holds a Ph.D. in industrial/organizational psychology from the University of South Florida.

   James L. Freeze served as a Director from April 2000 until June 2000 and has been our Senior Vice President and Chief Strategy Officer since June 2000. From August 1999 to June 2000, he served as Vice President of Business Development for Genuity. From July 1998 to August 1999, he served as a senior telecommunications analyst at Forrester Research, Inc., an Internet research firm. From June 1997 to June 1998, Mr. Freeze served as Vice President of Sales and Marketing of Genuity, Inc., an Internet service provider and Web hosting company that we acquired in June 1998. In April 2000, we changed our name from GTE Internetworking Incorporated to Genuity Inc. Prior to 1997, he held several positions with CompuServe Inc., a worldwide provider of network access hosting and Internet services to the business and consumer markets, including Director of Marketing and Business Development from January 1995 to May 1997 and Group Manager from June 1994 to December 1994. Mr. Freeze holds a B.S. and M.A. from Ohio State University and a J.D. from Capital University.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

   Our Class A common stock trades on the Nasdaq National Market under the symbol "GENU". As of February 28, 2001, there were approximately 437 holders of record of our Class A common stock. All of our outstanding Class B common stock is held by Verizon and is not publicly traded. The table below summarizes, for the periods indicated, the high and low stock prices since June 28, 2000, the date our shares started trading.

    Fiscal 2000                                                     Low   High
    -----------                                                    ----- ------
    Second Quarter (from June 28, 2000).......................... $ 7.97 $11.25
    Third Quarter................................................ $ 6.44 $10.50
    Fourth Quarter............................................... $ 3.75 $ 6.75

Dividend Policy

   Our current dividend policy is to retain future earnings for use in the business. As a result, management does not anticipate paying any cash dividends on shares of common stock in the foreseeable future. We are required to obtain permission from Verizon prior to the granting of any extraordinary dividends, as defined in the recapitalization agreement.

Use of Proceeds

   For the six months ended December 31, 2000, approximately $1.0 billion of the net proceeds from our initial public offering of Class A common stock was utilized for operating expenses and capital expenditures in connection with the expansion of our fiber optic network. The remaining proceeds have been invested in short-term investments and are included in cash and cash equivalents as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this filing.

   The selected financial data set forth below, as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five years in the period ended December 31, 2000, include the financial position and results of operations of those operations that currently constitute Genuity. GTE, now part of Verizon, acquired BBN Corporation effective June 30, 1997. The acquisition was accounted for as a purchase business combination and, consequently, the results of operations of BBN Corporation, excluding the operations of BBN Technologies which were retained by GTE, are only included in our results of operations for the periods after June 30, 1997.

   The selected consolidated balance sheet data as of December 31, 1999 and 2000 and the selected consolidated statement of operations data for each of the years in the three year period ended December 31, 2000 are derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1998 and the selected consolidated statement of operations data for the year ended December 31, 1997 are derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, and are not included in this Form 10-K. The selected financial data as of December 31, 1996 and 1997 and for the year ended December 31, 1996 were derived from unaudited financial statements that are not included in this filing. The unaudited financial statements include all adjustments including annual recurring accruals which we consider necessary for a fair presentation of the results of operations for these periods.

   The results of operations of our predecessor represent the results of operations of BBN Corporation, excluding the operations of BBN Technologies. The selected consolidated balance sheet data of the predecessor to Genuity as of December 31, 1996 and June 30, 1997 and the selected consolidated results of operations data of the Predecessor for the year ended December 31, 1996 and the six months ended June 30, 1997 were derived from unaudited financial statements that are not included in this filing. The unaudited financial statements include all adjustments including annual recurring accruals that we consider necessary for a fair presentation of the results of operations for these periods.

                                     Predecessor                               Genuity
                             --------------------------- ------------------------------------------------------
                              Year Ended    Six Months
                             December 31, Ended June 30,              Years Ended December 31,
                             ------------ -------------- ------------------------------------------------------
                                 1996          1997       1996      1997        1998        1999        2000
                             ------------ -------------- ------- ----------  ----------  ----------  ----------
                              (in Thousands, Except Per         (in Thousands, Except Per Share Data)
Results of Operations Data:          Share Data)
Revenues
  Access...................    $112,109      $ 94,126    $   --  $  128,838  $  350,777  $  555,603  $  843,541
  Hosting..................       7,769         9,601        --       9,690      33,469      48,811     108,011
  Transport................         --            --      38,463     41,920      46,876      64,483     100,383
  Value-Added Services/
   Other...................       2,452         2,591        --       3,035      14,880      37,569      84,743
                               --------      --------    ------- ----------  ----------  ----------  ----------
    Total revenues.........     122,330       106,318     38,463    183,483     446,002     706,466   1,136,678
Operating expenses
  Cost of sales............      85,287        92,670     15,606    166,040     492,794     767,498   1,271,154
  Selling, general and
   administrative..........      68,602        38,801      4,378    142,962     312,916     396,522     552,442
  Depreciation and
   amortization............      13,160        10,536      6,731     49,444     104,444     187,628     288,134
Operating income (loss)....     (44,719)      (35,689)    11,748   (174,963)   (464,152)   (645,182)   (975,052)
Net income (loss)..........     (41,600)      (37,663)     7,309   (174,928)   (468,559)   (647,046)   (947,474)
Basic and diluted income
 (loss) per common share...         --            --     $  0.40 $    (9.58) $   (25.67) $   (35.44) $    (8.92)
Basic and diluted weighted-
 average common shares
 Outstanding...............         --            --      18,256     18,256      18,256      18,256     106,163
Other Financial Data:
Cash flows provided by
 (used in) operating
 activities ...............    $(32,717)     $  2,496    $ 8,349 $  (90,927) $ (512,928) $ (403,842) $ (616,886)
Capital expenditures(1)....      42,945        23,255      3,360    299,491     587,831     744,356   1,730,500

                                As of         As of
                             December 31,    June 30,                    As of December 31,
                             ------------ -------------- ------------------------------------------------------
                                 1996          1997       1996      1997        1998        1999        2000
                             ------------ -------------- ------- ----------  ----------  ----------  ----------
Balance Sheet Data:
Cash and cash equivalents..    $102,870      $ 78,773    $   304 $    3,063  $   13,883  $    6,044  $  868,926
Working capital............      98,950        62,041        698    370,765      43,060    (287,362)    223,401
Property, plant and
 equipment, net............      56,865        72,179     33,951    367,688     908,980   1,520,934   3,009,706
Total assets...............     216,589       218,102     58,735  1,094,576   1,685,969   2,343,132   4,899,325
Total long-term
 liabilities...............      80,495        83,334      1,964    132,462     176,649     133,553      66,855
Total liabilities..........     110,478       140,876     25,818    609,208     351,242     675,026   1,133,440
Stockholders' equity.......    $106,111      $ 77,226    $32,917 $  485,368  $1,334,727  $1,668,106  $3,765,885

--------
(1) Includes accruals and capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Components of Revenues

   Genuity derives revenues from four operating segments: Access, Hosting, Transport, and Value-Added Services/Other.

   Access. Internet access services include dial-up, dedicated and digital subscriber lines. Access revenues, which are derived from service providers and enterprise customers, are the largest component of our total revenues. Internet access customers typically sign one or two-year contracts providing for monthly-recurring service fees that are either fixed or based on capacity utilization. Also included in the access segment are those revenues relating to the development, operation and maintenance of a nationwide dial-up network for America Online. Revenues from America Online as a percentage of total revenues were approximately 53%, 52% and 40% in 1998, 1999 and 2000, respectively. During the next fiscal year, we expect our America Online business to continue to grow on a quarterly basis in volume. However, due to contractual price reductions that occurred in the fourth quarter of 2000, in accordance with our renegotiated contract, we expect revenues from America Online to decline sequentially on a quarterly basis in 2001 compared to 2000.

   Hosting. Web hosting services provide reliable hosting and a high-speed network infrastructure as well as flexible, fast and secure hosting platforms and an experienced technical support staff. Web hosting services include managed hosting, collocation, content delivery and high availability services. Hosting revenues are based primarily on monthly fees for server management, physical facilities and bandwidth utilization. Web hosting services contracts typically range from one to two years, although a three-year contract is available for certain hosting services.

   Transport. Genuity provides a broad range of transport services. These services are generally purchased by telecommunications carriers and Internet service providers requiring additional capacity and do not include Internet access services. Transport revenues are typically based on available bandwidth. Transport services contracts typically range from one to two years.

   Value-Added Services/Other. Value-added services and other revenues include the results of Genuity's international business. These services consist primarily of Internet access, and domestic value-added eBusiness services, such as managed security services, virtual private networks for secure data transmission and the transport of voice communications that have been converted to IP, commonly referred to as voice-over-IP. Genuity charges for international access and hosting revenues on a basis consistent with our domestic services. Genuity charges for security and virtual private network services on a fixed, monthly recurring fee basis, and for voice-over-IP services, charges are based on usage. The terms of value-added eBusiness service contracts typically range from one to two years.

   Prospective Presentation of Segments. Beginning in the first quarter of 2001, the Company will change the operating segments on which we report. Our new segments will be Access, Hosting and Value-Added Services, International and Transport. Security and VPN services, currently included in Value-Added Services/Other, will be included in Hosting and Value-Added Services. Voice-over-IP, currently included in Value-Added Services/Other, will be included in Access. International will include all international related revenues, including portions formerly included in Access, Hosting and other segments. We will implement this change beginning with our first quarter 2001 results, and will apply the new segment structure retroactively.

Components of Operating Expenses

   Cost of Sales. Cost of sales consists primarily of fixed and variable costs of leasing telecommunications circuits, and labor and expenses of operating the network infrastructure. Also included in cost of sales are the salaries and benefits of the technical, operations and customer service personnel, as well as facilities administration, including rent, maintenance and utilities to support the data centers.

   We expect our network infrastructure requirements to grow in conjunction with the growth of our overall business and, accordingly, expect our cost of sales to increase in the future. We believe our investments in network infrastructure will cause our total data transmission costs to increase in the near term because of higher network operating and maintenance expenses associated with this expansion. Although we expect our total data transmission costs to increase in absolute dollar amounts as we expand, we also expect them to decline as a percentage of revenues in the future as we add and utilize additional capacity and migrate from our leased facilities to our own network.

   Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising, trade shows, professional fees, legal and accounting services and other miscellaneous expenses.

   Depreciation and Amortization. Depreciation and amortization expenses consist primarily of depreciation of our network infrastructure, including data center equipment and related assets, and amortization of our goodwill and other intangible assets.

   In 1999, Genuity completed the initial build-out of its high-speed fiber network infrastructure in the United States. Throughout 2000, Genuity added additional optical layers of equipment on the fiber route miles, which increased the capacity to meet existing and anticipated market demand. The network infrastructure has over 17,500 route miles of optical fiber connecting over 100 metropolitan areas in the United States. Through recent investments in undersea fiber optic cable capacity, Genuity has expanded the reach of its network into Europe and Asia. Also in 2000, Genuity lit up a DWDM ring in Europe with transmission capability of 2.5 gigabits per second.

Recent Business Trends

   Our activities in 2000 set the stage for growth going forward. We believe our strategic focus on meeting the eBusiness needs of enterprise customers and the growing demand for broadband services will position us to realize the opportunities available in our markets in 2001 and beyond. We plan to continue to invest in our Internet infrastructure, seek to improve our operating efficiency and achieve long-term growth in eBusiness solutions. There has been a general slowing in the business environment, which has affected the operations of some of our dot.com and service provider customers. This effected us in the form of softer new order growth near the end of 2000 and caused us to increase our bad debt provisions. A continued slowdown of the United States economy could adversely affect our new order activity and revenues for 2001.

RESULTS OF OPERATIONS

2000 Compared to 1999

  Revenues (in Thousands)

                                                     Year Ended December 31,
                                                   ----------------------------
                                                       1999           2000
                                                   ------------  --------------
                                                    Amount   %     Amount    %
                                                   -------- ---  ---------- ---
    Access........................................ $555,603  79% $  843,541  74%
    Hosting.......................................   48,811   7     108,011  10
    Transport.....................................   64,483   9     100,383   9
    Value-Added Services/Other....................   37,569   5      84,743   7
                                                   -------- ---  ---------- ---
      Total....................................... $706,466 100% $1,136,678 100%
                                                   ======== ===  ========== ===

   Total revenues for 2000 increased $430.2 million, or 61%, over 1999.

   Access. Access revenues for 2000 increased $287.9 million, or 52%, over 1999. This increase was due primarily to a 56% increase in the number of dial-up access modems (including America Online) deployed from 579,000 as of December 31, 1999 to 904,000 as of December 31, 2000, and to a lesser extent, a 23% increase in the number of dedicated access connections. Also contributing to the growth was an increase in the number of broadband subscribers from approximately 25,000 as of December 31, 1999 to approximately 231,000 as of December 31, 2000. Included in access revenues in 2000 are non-recurring revenues of $10.0 million associated with the sale of equipment and $12.4 million related to a short-term DSL sales promotion with Verizon. These increases were offset in part by industry-wide price reductions, and pricing structure changes previously negotiated in our contract with America Online. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. In addition to the contractual reduction in the fixed monthly fees for dial-up access services during 2000, an additional price reduction is scheduled in the third quarter of 2002.

   Hosting. Hosting revenues for 2000 increased $59.2 million, or 121% over 1999, due primarily to increases in the average new deal size in hosting services and a 17% increase in the number of customers at each year end.

   Transport. Transport revenues for 2000 increased $35.9 million, or 56% over 1999, due primarily to the sale of excess capacity on the network as new network segments became operational, as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

   Value-Added Services/Other. Value-added services and other revenues for 2000 increased $47.2 million, or 126% over 1999. This growth is primarily due to a $26.0 million increase in revenues from sales of voice-over-IP services, and a $17.7 million, or 78%, increase in sales of Internet access services in international markets.

 Cost of Sales

   Cost of sales for 2000 increased $503.7 million, or 66%, over 1999. The increase for the year was due to the continued build-out of the network infrastructure to provide access to a broader base of customers and to provide increased scope of services to Internet access customers.

   Cost of sales, as a percentage of total revenues, was 109% and 112% for the years ended December 31, 1999 and 2000, respectively. This increase was related to the continued build-out of our network, utilizing primarily leased capacity, to support our contractual obligations with America Online and our growing customer base. Telecommunications circuit costs, as a percentage of total revenues, were approximately 76% and 78% for the years ended December 31, 1999 and 2000, respectively.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses for 2000 increased $155.9 million, or 39%, over 1999. This change was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees. In addition, advertising expense increased $35.9 million, or 167%, in 2000 over 1999, due primarily to increased branding efforts. Also contributing to the increase was the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses. Included in selling, general and administrative expenses was a $26.2 million or 546% increase in bad debt expense in 2000 over 1999.

 Depreciation and Amortization

   Depreciation and amortization expenses for 2000 increased $100.5 million, or 54%, over 1999. This increase reflects the continuing investment in the network infrastructure in order to support the growth in customers and services.

 Income Taxes

   Genuity generated pre-tax book losses of $944.7 million in 2000 compared to $645.4 million in 1999. Federal income tax returns were filed on a consolidated basis with GTE through the date of Genuity's initial public offering. The taxable losses generated by Genuity up until the date of its initial public offering were benefited by GTE in its consolidated tax return. Genuity received reimbursements for these tax benefits of $223.5 million and $157.0 million in 1999 and 2000, respectively. To reflect Genuity's income tax provision on a comparable basis to future periods, these reimbursements have been accounted for as capital contributions. The tax provision was computed on a stand-alone basis and represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

 Net Loss

   Net losses increased to $947.5 million in 2000 compared to $647.0 million in 1999.

1999 Compared to 1998

   Revenues (in Thousands)

                                                      Year Ended December 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
    Access.......................................... $350,777  79% $555,603  79%
    Hosting.........................................   33,469   8    48,811   7
    Transport.......................................   46,876  10    64,483   9
    Value-Added Services/Other......................   14,880   3    37,569   5
                                                     -------- ---  -------- ---
      Total......................................... $446,002 100% $706,466 100%
                                                     ======== ===  ======== ===

   Total revenues for 1999 increased $260.5 million, or 58%, over 1998.

   Access. Access revenues in 1999 increased $204.8 million, or 58%, over 1998. These increases were due to an 87% increase in 1999 in the number of dial-up access modems deployed, primarily resulting from our expanded relationship with America Online, and to a lesser extent, an increase in the number of dedicated access customers. These increases were offset in part by lower prices.

   Hosting. Hosting revenues in 1999 increased $15.3 million, or 46%, over 1998, due primarily to a 23% increase in the number of Genuity's managed hosting customers.

   Transport. Transport revenues in 1999 increased $17.6 million, or 38%, over 1998, due to the sale of excess capacity on the network as new network segments were brought on line.

   Value-Added Services/Other. Value-added services and other revenues in 1999 increased $22.7 million, or 152%, over 1998 due to an $17.2 million increase in sales of Internet access services in international markets and a $4.0 million increase in sales of voice-over-IP and managed security services.

 Cost of Sales

   Cost of sales in 1999 increased $274.7 million, or 56%, over 1998. Our cost of sales increased as a result of the build-out of the network infrastructure to provide access to a broader base of customers and provide increased scope to service customers of our Internet access services. The continued expansion of the dial-up network operated for America Online also contributed to the increase in cost of sales in 1999. Cost of sales, as a percentage of total revenues, was 110% in 1998 and 109% in 1999.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses in 1999 increased $83.6 million, or 27%, over 1998. This increase was due to a $67.7 million increase in selling expenses that were directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally. The growth in Genuity's sales force resulted in higher training expenses and additional costs for expansion of field offices. Also contributing to this increase was a $15.9 million increase in general and administrative expense resulting from the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses.

 Depreciation and Amortization

   Depreciation and amortization expenses in 1999 increased $83.2 million, or 80%, over 1998. This increase reflects Genuity's continued investment in its network infrastructure in order to support its growth in customers and services.

 Net Loss

   Net losses increased to $647.0 million in 1999 compared to $468.6 million in 1998.

 Income Taxes

   Genuity generated pre-tax book losses of $467.1 million in 1998 compared to $645.4 million in 1999. Federal income tax returns were filed on a consolidated basis with GTE and the taxable losses were benefited by GTE in its consolidated income tax return. Genuity received reimbursements for these tax benefits of $185.7 million and $223.5 million for the years ended December 31, 1998 and 1999, respectively. To reflect Genuity's income tax provision on a basis that will be comparable to future periods, these reimbursements have been accounted for as capital contributions. The tax provision has been computed on a stand-alone basis and represents amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

   Genuity has used cash in operating and investing activities during all periods. Genuity has funded these cash requirements principally through permanent contributions of capital from GTE, borrowings from GTE's affiliates and proceeds from the initial public offering of Class A common stock.

   Net cash used in operating activities was $512.9 million, $403.8 million and $616.9 million for the years ended 1998, 1999 and 2000, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

   Net cash used in investing activities was $505.3 million, $701.0 million and $1.4 billion for the years ended 1998, 1999 and 2000, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for the construction of network infrastructure, data centers and facilities. The Company spent approximately $505.3 million, $666.4 million and $1.3 billion in 1998, 1999 and 2000, respectively, associated with these expenditures. As of December 31, 2000, $812.5 million of commitments related to capital expenditures was outstanding.

   Net cash received from financing activities was $1.0 billion, $1.1 billion and $2.8 billion for the years ended December 31, 1998, 1999 and 2000, respectively. Capital contributions from GTE amounted to $1.3 billion, $974.3 million and $1.2 billion for the years ended December 31, 1998, 1999 and 2000, respectively.

   On June 30, 2000, Genuity completed an initial public offering of its Class A common stock. Genuity sold 173,913,000 shares of Class A common stock at a price of $11.00 per share. The Class A common stock trades on the Nasdaq National Market. The net proceeds received from the initial public offering totaled $1.8 billion.

The net proceeds were used to fund capital expenditures in connection with the expansion of the network infrastructure and general corporate purposes, including working capital.

   Genuity has a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by Genuity's principal domestic operating subsidiaries. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase or .50% per annum above the federal funds rate or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on our ability to incur liens and requires that we maintain a minimum ratio of debt to debt plus contributed capital ratio. The facility also provides for an event of default if Genuity experiences a change of ownership. As of December 31, 2000, there were no outstanding credit advances under this facility.

   Genuity's capital expenditures program, as currently contemplated, will require between $7.0 billion and $9.0 billion over the four-year period ending December 31, 2004, the majority of which will be for the expansion of the network infrastructure. Capital expenditures may continue to increase significantly beyond this period, depending on the pace at which Genuity builds and expands its network infrastructure, increases its employee base to support its operations and invests in its selling and marketing organization. Genuity believes that the cash balance, together with borrowing availability under its credit facilities, should be sufficient to meet its cash requirements through the end of 2001. Verizon is also permitted, but not obligated, to extend loans to Genuity of up to 25% of Genuity's authorized indebtedness, which would currently be $2.75 billion.

   Future cash requirements, however, will depend on a number of factors, including:

  . the pace at which Genuity expands its network infrastructure and the associated costs;

  . the rate at which customers purchase Genuity services and the pricing of those services;

  . the level of marketing required to build the Genuity brand, to acquire and retain customers and to maintain a competitive position in the marketplace;

  .  the rate at which Genuity invests in support systems and engineering;
     and

  .  investment opportunities in complementary businesses or technologies.

   Genuity will be required to raise additional capital to fund its business plan as currently contemplated. The Company cannot predict the timing and exact amount of capital that will be required. Genuity expects to raise this capital principally through public offerings or private placements of debt or equity securities, depending on market conditions. Genuity is required to obtain the consent of Verizon prior to issuing shares of its capital stock in excess of specified limits, and the agreement with Verizon limits our ability to incur debt in excess of $11.0 billion in the aggregate or $3.85 billion in any year. Verizon loses its consent rights if its ownership interest in Genuity falls below specified levels. Verizon may transfer its consent rights to others in connection with a transfer of The Class B common stock as long as the transferee maintains a specified ownership interest in Genuity.

   As of December 31, 2000, Genuity's indebtedness included $9.5 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to our senior indebtedness, if any. Genuity is required to contribute to a sinking fund annual payments equal to 5% of the aggregate principal amount issued.

   As of December 31, 2000, Genuity's indebtedness also included $78.6 million in capital leases. The capital leases bear interest at a weighted-average interest rate of 10.4% and have original terms of 5 to 10 years from the date of purchase, with principal and interest payable monthly or quarterly in advance.

   Effective March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly owned subsidiary of Verizon, which matures on May 31, 2001. This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital markets transactions prior to maturity. Interest expense on the line of credit facility is based on LIBOR plus 200 basis points and is payable, along with any principal borrowed, not later than maturity.

INFLATION AND CHANGING PRICES

   Inflation has not had a material adverse impact on the Company's business or operating results during the periods presented, nor does the Company believe inflation will have a material impact on future business or operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance on the proper application of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company adopted FIN 44 as of its effective date, July 1, 2000. The adoption of this standard did not have a significant effect on the Company's results of operations or its financial position.

   The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101.

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact of the Company's consolidated financial statements based on the current structure and operations.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

   While management is optimistic about the long-term prospects of Genuity, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

Future Earnings Potential

   We have experienced operating losses in each quarterly and annual period since 1997. Given the level of our planned operating and capital expenditures, we expect to continue to incur significant operating losses for at least the next several years. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as personnel, the leased portion of our network and our real estate facilities and depreciation of our network infrastructure, is fixed. If our revenues fall below our expectations, we would probably not be able to reduce our fixed or variable expenses in sufficient time to respond to the shortfall. If we fail to achieve significant increases in our revenues as a result of our investments, the size of our operating losses may be larger than expected.

Significant Customer

   The termination of, or a significant adverse change in, our relationship with America Online would have a material adverse effect on our revenues. We expect that revenues from America Online will continue to represent a significant portion of our revenues for the next several years. America Online has the right to terminate its agreement with us on 30 days notice if we materially breach the agreement, including our failure to meet specific performance targets, and fail to cure the breach within that notice period. America Online also has the right to terminate its agreement with us immediately, without notice, if we commit repeated material breaches of the agreement or if we violate the terms of a few specific material provisions. America Online also has the right to reduce its purchase commitments if we, among other things, fail to meet specific delivery and performance targets or fail to meet our obligation to provide most favored customer pricing. In addition, upon a change in control of Genuity, America Online has the right to terminate the agreement. A transfer of Verizon's interest in Genuity to an unrelated party may constitute a change in control of us.

Significant Capital Requirements

   We plan to continue to make significant investments to expand our capacity and network infrastructure, develop brand recognition, broaden the range of our service offerings and expand our sales, marketing, technical and support personnel. Our capital expenditure program, as currently contemplated, will require between $7.0 billion and $9.0 billion during the four-year period ending December 31, 2004, the majority of which will be for the expansion of our network infrastructure. A substantial portion of these expenditures will be made long before any significant revenue related to these expenditures may be realized.

   Prior to our initial public offering, our capital needs were satisfied with permanent capital contributions from GTE or financing from its affiliates. Other than through the line of credit facility entered into by Verizon and Genuity on March 5, 2001, Verizon is not obligated to provide funds to finance our capital expenditures, working capital or other cash requirements. Further, under the terms of the FCC order, Verizon is not permitted, before the conversion of its shares of our Class B common stock, to provide more than 25% of the debt financing that we are permitted to incur under the recapitalization agreement. We may be unsuccessful in raising sufficient capital on terms that we consider acceptable, when needed or at all. If this happens, we would have to delay or abandon our development and expansion plans, which would adversely affect our competitive position.

Pricing

   We expect to continue to experience decreasing prices for our services as we and our competitors increase transmission capacity on existing and new networks, as a result of our current agreements with customers, through technological advances or otherwise, and as volume-based pricing becomes more prevalent. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to offer additional services from which we can derive additional revenues or otherwise reduce our operating expenses, our operating results will decline and our business and financial results will suffer.

Tier 1 Status

   We rely significantly on our status as a Tier 1 Internet backbone provider to maintain and grow our market share and compete with other Tier 1 Internet backbone providers, several of which have a larger market share than we do. Any significant loss of market share for our services could cause the loss of our status as a Tier 1 Internet backbone provider, which would make our services significantly less attractive to existing and potential customers and would likely result in a significant loss of revenues. In addition, the loss of market share or our status as a Tier 1 Internet backbone provider would adversely affect our ability to maintain our free private peering relationships with other Tier 1 Internet backbone providers. If we are unable to maintain these free peering relationships, our operating costs will increase and our cash flow from operations will suffer.

Competition

   The market for managed Internet infrastructure services is extremely competitive and subject to rapid change. We expect to encounter increased competition in the future as a result of increased consolidation and strategic alliances in the industry. In addition, we will increasingly compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States. If we are unable to compete successfully, we would experience a loss in customers and the revenues that accompany that business.

Economic Conditions

   A continuation or worsening of the economic slowdown that began in the United States in 2000 could have an adverse effect on our ability to expand our sales and revenues in the manner in which we plan.

Our Relationship with Vendors

   We depend on vendors to supply the critical components of our network infrastructure as we expand our network both domestically and internationally. Some of these components are available only from one or a small number of sources. If we are unable to obtain these critical components on a timely basis, we may have to abandon or delay our expansion plans, which would adversely affect our competitive position.

Marketing Initiatives

   We believe that establishing, maintaining and continually strengthening our brand in domestic and international markets is a critical aspect of our efforts to expand our customer base, solidify business relationships and successfully implement our business strategy. However, we only recently changed our name to Genuity. Because our brand is new, it currently has very limited recognition in the market. Our brand may not be viewed positively or be accepted by the market.

Employees

   Our ability to successfully execute our business strategy depends to a significant extent on the continued services of our management team, which has significant experience with data communications, telecommunications and managed Internet infrastructure services, as well as relationships with many of the enterprises, service providers and business partners that we currently or may in the future rely on in implementing our business plan. Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified technical, sales, marketing and managerial personnel. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Technological Challenges

   The managed Internet infrastructure services industry is characterized by rapid technological developments and frequent new product and service introductions and enhancements. The introduction of new products or technologies could render our network or service offerings obsolete, thereby requiring us to spend more than we currently anticipate in future periods in order to remain competitive and retain our existing customers and attract new ones. Similarly, technological developments could reduce the cost or increase the supply of services similar to those that we provide or plan to provide, which could result in lower than expected revenues in future periods. We believe that our ability to compete successfully is dependent upon the continued compatibility of our network and service offerings with products, services and architectures offered by others, particularly our enterprise and service provider customers. Although we often work with vendors in testing newly developed products, these products may not be compatible with our infrastructure.

Service Level Guarantees

   Our operations depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for our enterprise and service provider customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, if we do not meet guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively impact our operating results.

Consent Requirements of Verizon

   We are required under our certificate of incorporation to obtain the approval of the holders of a majority of our Class B common stock before we take specific actions, including amending our certificate of incorporation, entering into major business combinations and materially changing the nature or scope of our business. We are also required under our recapitalization agreement to obtain the consent of Verizon before we take other actions, including making significant acquisitions or dispositions and incurring indebtedness or issuing additional equity securities in excess of specified limits. Verizon can prevent us from taking any of these actions and their interests and objectives, which may diverge from ours, may influence whether Verizon is willing to grant us any approvals we may request.

Verizon Ownership of Genuity

   Although there are benefits of an affiliation with Verizon, after conversion of its shares of our Class B common stock, Verizon will be able to exercise a controlling influence over us, including with respect to the election of our directors and the outcome of any corporate transaction or other matter submitted to our stockholders for approval. In addition, although we cannot predict the circumstances under which it would do so, the FCC has authority to revise its order in the future in such a way that Verizon is no longer required to comply with some or all of the current restrictions placed upon it, including the limitations on when Verizon may convert its shares. The voting power of Verizon could have the effect of delaying or preventing a change in control. When Verizon converts its shares of Class B common stock into shares of Class A common stock or Class C common stock that represent more than 10% of our outstanding common stock, we will become an affiliate of Verizon for purposes of the Telecommunications Act. As an affiliate of Verizon, we will be subject to additional regulation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Genuity's interest rate risk exposure relates primarily to its short-term investments and debt portfolio. Currently, short-term investments are classified as cash and cash equivalents and consist primarily of short-term debt securities such as commercial paper and money market instruments. Genuity's investment income is subject to interest rate risk resulting from potential future decreases in interest rates. Genuity ensures that its investments are highly liquid instruments with short-term maturity dates. These investments were purchased with a portion of the proceeds from the initial public offering in June 2000.

   As of December 31, 1999, Genuity's long-term debt included the long-term portion of the 6% convertible subordinated debentures. The estimated fair value of long-term debt based on a debt pricing model was lower than its recorded value by approximately $6.6 million as of December 31, 1999.

   As of December 31, 2000, Genuity's debt portfolio consisted of a long-term credit facility and short-term 6% convertible subordinated debentures. Borrowings under the long-term credit facility are influenced by either changes in short-term LIBOR interest rates, changes in the prime rate or changes in the federal funds rate depending on the credit advance. As of December 31, 2000, there were no outstanding credit advances under this facility. Current interest rate risk on the debentures is mitigated by the fact that they are short-term.

   Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow. As of December 31, 1999 and 2000, the net assets of Genuity's foreign operations were not material.

   Currently, Genuity does not use interest rate derivative instruments to manage its exposure to interest rate changes; however, Genuity may utilize derivative instruments to hedge certain exposures in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements of Genuity are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information related to the executive officers of the Company is located in
Part I under "Executive Officers of the Registrant".

   Information concerning directors of the Company is incorporated herein by reference from the information contained in the section entitled "Information with Respect to the Board of Directors" in the Company's Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   Certain information concerning executive compensation is incorporated by reference herein from the information contained in the section entitled "Executive Compensation Report" in the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Certain information concerning security ownership of certain beneficial owners and management is incorporated by reference herein from the information contained in the section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain information concerning certain relationships and related transactions is incorporated by reference herein from the information contained in the section entitled "Certain Relationships and Related Party Transactions" in the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.Financial Statements: Consolidated Financial Statements--Genuity Inc. and
    Subsidiaries:

See Genuity consolidated financial statements and report of independent public accountants thereon in the Consolidated Financial Statements section included elsewhere herein beginning on page F-1.

    2.Financial Statement Schedules: Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1998, 1999 and 2000 (as required):

     Schedule II--Valuation and Qualifying Accounts

     Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    3.Exhibits: See "Exhibit Index" included elsewhere herein beginning on page E-1.

(b) 1.Reports on Form 8-K

  On November 3, 2000, the Company filed an 8-K with the Securities and Exchange Commission containing the Company's press release for the third quarter 2000.

  On December 5, 2000, the Company filed an 8-K with the Securities and Exchange Commission relating to the Company's press release and analyst meeting.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENUITY INC.

                                                   /s/ Daniel P. O'Brien
                                          By: _________________________________
                                                     Daniel P. O'Brien
                                                Executive Vice President and
                                               Chief Financial Officer (Duly
                                                    Authorized Officer)

             Signature                     Title              Date
             ---------                     -----              ----

        /s/ Paul R. Gudonis         Chairman and Chief   March 30, 2001
 _________________________________   Executive Officer
          Paul R. Gudonis

        /s/ Paul J. Collins         Director             March 30, 2001
 _________________________________
          Paul J. Collins

     /s/ Jeffrey M. Cunningham      Director             March 30, 2001
 _________________________________
       Jeffrey M. Cunningham

        /s/ John H. Dasburg         Director             March 30, 2001
 _________________________________
          John H. Dasburg

       /s/ Philippe P. Dauman       Director             March 30, 2001
 _________________________________
         Philippe P. Dauman

       /s/ Duncan M. Davidson       Director             March 30, 2001
 _________________________________
         Duncan M. Davidson

         /s/ Gordon Eubanks         Director             March 30, 2001
 _________________________________
           Gordon Eubanks

       /s/ John W. Gerdelman        Director             March 30, 2001
 _________________________________
         John W. Gerdelman

         /s/ John R. Harris         Director             March 30, 2001
 _________________________________
           John R. Harris

       /s/ Edward D. Horowitz       Director             March 30, 2001
 _________________________________
         Edward D. Horowitz

          /s/ Debra L. Lee          Director             March 30, 2001
 _________________________________
            Debra L. Lee

        /s/ Michael T. Masin        Director             March 30, 2001
 _________________________________
          Michael T. Masin

       /s/ Benson P. Shapiro        Director             March 30, 2001
 _________________________________
         Benson P. Shapiro

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

  Page
  ----

Report of Independent Public Accountants.................................... F-2

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1999 and 2000........................................................ F-3

Consolidated Balance Sheets as of December 31, 1999 and 2000................ F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1999 and 2000........................................................ F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 1998, 1999 and 2000..................................... F-6

Consolidated Statements of Comprehensive Loss for the Years Ended December
 31, 1998, 1999 and 2000.................................................... F-7

Notes to Consolidated Financial Statements.................................. F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genuity Inc.:

   We have audited the accompanying consolidated balance sheets of Genuity Inc. and subsidiaries (a Delaware Corp., the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, cash flows, and comprehensive loss for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP
Boston, Massachusetts

January 30, 2001, (except with respect
to the matters discussed in Note 15, as
to which the date is March 5, 2001)

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in Thousands, Except Per Share Data)

                                                Years Ended December 31,
                                             --------------------------------
                                               1998       1999        2000
                                             ---------  ---------  ----------
Revenues.................................... $ 446,002  $ 706,466  $1,136,678
Operating Expenses
  Cost of sales.............................   492,794    767,498   1,271,154
  Selling, general and administrative.......   312,916    396,522     552,442
  Depreciation and amortization.............   104,444    187,628     288,134
                                             ---------  ---------  ----------
    Total operating expenses................   910,154  1,351,648   2,111,730
                                             ---------  ---------  ----------
Operating Loss..............................  (464,152)  (645,182)   (975,052)
Other Income (Expense)
  Interest income (expense), net............       (20)      (183)     45,024
  Other, net................................    (2,924)       (32)    (14,673)
                                             ---------  ---------  ----------
Loss Before Income Taxes....................  (467,096)  (645,397)   (944,701)
Income Taxes................................     1,463      1,649       2,773
                                             ---------  ---------  ----------
Net Loss.................................... $(468,559) $(647,046) $ (947,474)
                                             =========  =========  ==========
Basic and Diluted Loss Per Common Share..... $  (25.67) $  (35.44) $    (8.92)
                                             =========  =========  ==========
Basic and Diluted Weighted-Average Common
 Shares Outstanding.........................    18,256     18,256     106,163
                                             =========  =========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS

                   (Dollars in Thousands, except Share Data)

                                                           December 31,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $     6,044  $   868,926
  Receivables, less allowances of $5,550 and $29,099,
   respectively......................................     234,440      369,460
  Other current assets...............................      13,627       51,600
                                                      -----------  -----------
    Total current assets.............................     254,111    1,289,986
Property, Plant and Equipment, Net...................   1,520,934    3,009,706
Goodwill and Other Intangibles, Net..................     537,989      526,449
Other Assets.........................................      30,098       73,184
                                                      -----------  -----------
    Total assets..................................... $ 2,343,132  $ 4,899,325
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities........................................ $    25,921  $    35,514
  Note payable--GTE..................................     136,484          --
  Accounts payable...................................     172,399      442,874
  Accrued compensation and related liabilities.......      49,637       40,584
  Accrued circuits...................................      51,775      168,506
  Accrued liabilities................................      78,937      369,200
  Deferred revenue...................................      26,320        9,907
                                                      -----------  -----------
    Total current liabilities........................     541,473    1,066,585
Long-Term Obligations................................     112,717       52,606
Other Liabilities....................................      20,836       14,249
                                                      -----------  -----------
    Total liabilities................................     675,026    1,133,440
                                                      -----------  -----------
Stockholders' Equity:
  Preferred stock--$0.01 par value; 50,000,000 shares
   authorized; no shares issued and outstanding .....         --           --
  Class A common stock--$0.01 par value;
   1,600,000,000 shares authorized; no shares issued
   and outstanding as of December 31, 1999 and
   173,913,000 shares issued and outstanding as of
   December 31, 2000.................................         --         1,739
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding.......................................         183          183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding.......................................         --           --
  Additional paid-in capital.........................   2,972,142    6,017,274
  Accumulated other comprehensive income.............       2,696        1,078
  Accumulated deficit................................  (1,306,915)  (2,254,389)
                                                      -----------  -----------
    Total stockholders' equity.......................   1,668,106    3,765,885
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 2,343,132  $ 4,899,325
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                 Years Ended December 31,
                                              --------------------------------
                                                1998       1999        2000
                                              ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................... $(468,559) $(647,046) $ (947,474)
  Adjustments to reconcile net loss to net
   cash used in operations:
    Depreciation and amortization............   104,444    187,628     288,134
    Provision for bad debt...................     2,256      4,799      31,022
    Changes in current assets and current
     liabilities:
      Receivables............................   (78,139)   (72,807)   (166,042)
      Other current assets...................    (6,730)     5,472     (37,973)
      Other current liabilities..............   (92,914)   170,338     224,334
    Other, net...............................    24,232    (59,535)    (11,429)
    Tax benefit on exercise of stock
     options--GTE............................     2,482      7,309       2,542
                                              ---------  ---------  ----------
  Net cash used in operating activities......  (512,928)  (403,842)   (616,886)
                                              ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................  (505,303)  (666,398) (1,309,882)
  Investments in equity and cost method
   investees.................................       --         --      (20,371)
  Capitalized software.......................       --     (34,580)    (32,404)
                                              ---------  ---------  ----------
  Net cash used in investing activities......  (505,303)  (700,978) (1,362,657)
                                              ---------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt..........................    (3,696)    (6,955)    (39,466)
  Principal payments under capital lease
   obligations...............................   (15,947)   (25,135)    (25,954)
  Change in note payable/receivable--GTE.....  (264,860)   154,723    (136,484)
  Proceeds from stock offering, net of
   expenses..................................       --         --    1,830,636
  Contributions from GTE..................... 1,313,554    974,348   1,213,693
                                              ---------  ---------  ----------
  Net cash provided by financing activities.. 1,029,051  1,096,981   2,842,425
                                              ---------  ---------  ----------
  Net increase (decrease) in cash and cash
   equivalents...............................    10,820     (7,839)    862,882
Cash and cash equivalents, beginning of
 year........................................     3,063     13,883       6,044
                                              ---------  ---------  ----------
Cash and cash equivalents, end of year....... $  13,883  $   6,044  $  868,926
                                              =========  =========  ==========
Supplemental Cash Flow Disclosures:
Cash paid during the year for:
  Interest................................... $  16,401  $   4,403  $    6,417
                                              =========  =========  ==========
  State income taxes......................... $   1,463  $   1,649  $    1,937
                                              =========  =========  ==========
Noncash Investing and Financing Activities:
  Capital lease obligation incurred for
   equipment purchase........................ $  54,958  $  23,374  $   14,902
                                              =========  =========  ==========
  Accounts payable--work in process.......... $  27,570  $  54,584  $  405,716
                                              =========  =========  ==========
  Accounts payable--internal use software.... $     --   $     --   $   21,953
                                              =========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

                       (Dollars and Shares in Thousands)

                                                                  Accumulated
                             Class A       Class B                   Other
                              Common        Common    Additional Comprehensive
                          -------------- ------------  Paid-In      Income     Accumulated
                          Shares  Stock  Shares Stock  Capital      (Loss)       Deficit      Total
                          ------- ------ ------ ----- ---------- ------------- -----------  ----------
Balance at December 31,
 1997...................      --  $  --  18,256 $183  $  674,449    $2,046     $  (191,310) $  485,368
Tax benefit on exercise
 of stock options-GTE...      --     --     --   --        2,482       --              --        2,482
Capital Contributions-
 GTE....................      --     --     --   --    1,313,554       --              --    1,313,554
Net Loss................      --     --     --   --          --        --         (468,559)   (468,559)
Other...................      --     --     --   --          --      1,882             --        1,882
                          ------- ------ ------ ----  ----------    ------     -----------  ----------
Balance, December 31,
 1998...................      --  $  --  18,256 $183  $1,990,485    $3,928     $  (659,869) $1,334,727
Tax benefit on exercise
 of stock options--GTE..      --     --     --   --        7,309       --              --        7,309
Capital contributions--
 GTE....................      --     --     --   --      974,348       --              --      974,348
Net loss................      --     --     --   --          --        --         (647,046)   (647,046)
Other...................      --     --     --   --          --     (1,232)            --       (1,232)
                          ------- ------ ------ ----  ----------    ------     -----------  ----------
Balance, December 31,
 1999...................      --  $  --  18,256 $183  $2,972,142    $2,696     $(1,306,915) $1,668,106
Effect of stock
 offering, net of
 $82,407 of offering
 expenses...............  173,913  1,739    --   --    1,828,897       --              --    1,830,636
Tax benefit on exercise
 of stock options--GTE..      --     --     --   --        2,542       --              --        2,542
Capital contributions--
 GTE....................      --     --     --   --    1,213,693       --              --    1,213,693
Net loss................      --     --     --   --          --        --         (947,474)   (947,474)
Other...................      --     --     --   --          --     (1,618)            --       (1,618)
                          ------- ------ ------ ----  ----------    ------     -----------  ----------
Balance, December 31,
 2000...................  173,913 $1,739 18,256 $183  $6,017,274    $1,078     $(2,254,389) $3,765,885
                          ======= ====== ====== ====  ==========    ======     ===========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (Dollars in Thousands)

                                                         Years Ended
                                                        December 31,
                                                -------------------------------
                                                  1998       1999       2000
                                                ---------  ---------  ---------
Net Loss....................................... $(468,559) $(647,046) $(947,474)
Other Comprehensive Income (Loss):
 Foreign currency translation adjustments......        32        118        965
 Unrealized gain (loss) on securities..........     1,850     (1,350)    (2,583)
                                                ---------  ---------  ---------
                                                    1,882     (1,232)    (1,618)
                                                ---------  ---------  ---------
Comprehensive Loss............................. $(466,677) $(648,278) $(949,092)
                                                =========  =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                                  GENUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Organization

Description of Business

   Genuity Inc. and subsidiaries ("Genuity" or the "Company"), a Delaware corporation, is a leading eBusiness network facilities based provider of managed Internet infrastructure services. By leveraging a technologically advanced, high-bandwidth global fiber optic network, data center facilities, and a rapidly growing base of business and consumer users and content directly attached to its Internet backbone, Genuity engineers and delivers a comprehensive suite of managed Internet infrastructure services. These services include Internet access through dial-up, dedicated and digital subscriber lines; Web hosting and content delivery; transport services; and value-added eBusiness services, such as virtual private networks for secure data transmission, security services and voice-over-IP. Genuity's services are provided to both enterprises and service providers including Internet service providers, application service providers and carriers.

Organization

   Prior to its initial public offering, Genuity was a wholly owned subsidiary of GTE Corporation ("GTE"), now part of Verizon Communications Inc. ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on January 1, 1998. In connection with this recapitalization, GTE made a capital contribution to Genuity of $393.5 million.

   Genuity completed its initial public offering of its Class A common stock on June 30, 2000. Genuity sold 173,913,000 shares of Class A common stock at a price of $11.00 per share. The Company's Class A common stock trades on the Nasdaq National Market.

2. Summary of Significant Accounting Policies

Basis of Presentation

   The accompanying consolidated financial statements of Genuity include the accounts of Genuity Inc., and its three wholly owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc. and Genuity International Networks Inc. Genuity Telecom Inc. provides high-bandwidth, high-speed, fiber optic network services for voice and data applications. Genuity Solutions Inc. provides managed internet services through a Tier 1 fiber optic network. Genuity International Networks Inc. presently holds Genuity's European fiber optic network, which consists primarily of its dense wave division multiplexing ("DWDM") ring and leased circuits.

   All significant intercompany amounts have been eliminated in consolidation. Equity investments in which Genuity owns 20--50% ownership interests are accounted for by the equity method. Investments of less than 20% ownership, where Genuity does not exercise control or significant influence, are accounted for under the cost method.

   Genuity prepares its consolidated financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                  GENUITY INC.

Revenue Recognition

   Revenue is generally recognized when services are rendered or products are delivered to customers. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

   Certain of Genuity's contracts, primarily related to Web hosting and value-added eBusiness services, include up-front charges for installation services. In the first quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations. In accordance with SAB No. 101, as amended, this revenue and the corresponding costs are deferred and recognized over the contract terms, which approximate one to two years. As of December 31, 2000, the Company had approximately $8.9 million of deferred revenue and $3.9 million of deferred costs pursuant to SAB No. 101. These amounts are included in deferred revenue and other current assets, respectively, in the accompanying consolidated balance sheets.

   Genuity has contracts with some customers that provide service level commitments. If Genuity does not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time. These amounts are accounted for in cost of sales. To date, credits issued under these arrangements for Genuity's failure to meet service level commitments have not been material.

   The majority of Genuity's contracts consist of separate agreements to provide Internet access, Web hosting, transport or value-added eBusiness services to customers.

 Access

   Internet access services include dial-up, dedicated and digital subscriber lines. Internet access customers typically sign one or two-year contracts providing for monthly recurring service fees that are earned and recognized based on either fixed fees or capacity utilization. Access also includes revenue associated with the development, operation and maintenance of a nationwide dial-up network for America Online, Inc. ("America Online"), based on a fee per modem per month basis. The contract with America Online extends through 2006.

 Web Hosting

   Web hosting services include managed hosting, collocation, content delivery and high availability services. Web hosting customers typically sign one or two-year contracts, although a three-year contract is available for certain hosting services. Revenues are earned and recognized based on monthly fees for server management, physical facilities and bandwidth utilization.

 Transport

   Transport services include services such as asynchronous transfer mode, or ATM, private line services, and the sale of excess capacity. ATM transfer service, a form of high-speed data transfer, is targeted primarily at carriers and Internet service providers with high-bandwidth voice, video and data transmission requirements. Private line service provides dedicated point-to-point transport services through non-switched, non-usage sensitive dedicated facilities. Transport revenues are earned and recognized based on customer usage of circuit mileage and capacity. Transport customers typically sign one or two-year contracts.

                                  GENUITY INC.

 Value-Added Services/Other

   Value-added services and other revenues includes the results of the international business, which consists primarily of Internet access, and domestic value-added eBusiness services, such as managed security services, virtual private networks for secure data transmission and voice-over-IP. Revenues for international access are recognized on a basis consistent with domestic services. Revenues for security and virtual private network services are earned and recorded based on fixed, monthly recurring fees and revenues for voice-over-IP services are based on usage. Value-added eBusiness service contracts typically range from one to two years.

Research and Development Costs

   Research and development costs are expensed as incurred. Genuity's research and development costs were $35.1 million in 1998, $4.6 million in 1999 and $18.0 million in 2000 and are included in the selling, general and administrative expense in the accompanying consolidated statements of operations.

Advertising Costs

   Genuity expenses the cost of advertising as incurred. Genuity's advertising expense was $16.5 million, $21.5 million and $57.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

   Genuity has historically filed its federal income tax return on a consolidated basis with GTE. Upon completion of its initial public offering, Genuity was deconsolidated from GTE for income tax purposes. Income tax payments and refunds are determined based on the stand-alone filings of Genuity. The accompanying consolidated financial statements are presented as if Genuity was a stand-alone company for all periods presented.

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

   As of December 31, 2000, Genuity has approximately $505.2 million of net operating loss carryforwards and $10.0 million of research credit carryforwards. The entire research credit carryforward and approximately $39.9 million of net operating loss carryforwards were generated by BBN Corporation, and is therefore limited in use by Genuity under Internal Revenue Code Section 382.

Cash and Cash Equivalents

   Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

                                  GENUITY INC.

Deferred Commissions

   Genuity defers certain customer acquisition costs in order to recognize those direct costs in the same accounting period as the associated revenues, provided the revenues are contractual. As of December 31, 1999 and 2000, there were approximately $0.1 million and $13.9 million, respectively, of deferred commissions. These deferred costs were included in other current assets in the accompanying consolidated balance sheets.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful life using the straight-line method. Useful lives used in computing depreciation are as follows: buildings and improvements--10 to 30 years, communications network--fiber optic cable--20 to 25 years, communications network--data processing equipment and machinery which include labor and other direct costs--3 to 10 years and furniture and fixtures--5 to 7 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized.

   When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss on the transaction is included in the accompanying consolidated statements of operations.

   Work in progress represents costs incurred for the build-out and expansion of the network infrastructure, purchase of network hardware and includes engineering costs and capitalized interest. When these assets are placed in service, the costs are recorded in the appropriate property, plant and equipment accounts and depreciation begins.

   Genuity leases data communications equipment and facilities under capital lease agreements. The assets and liabilities under capital leases are recorded at the present value of future minimum lease payments. Assets under capital leases are depreciated over the shorter of the useful life of the asset or the term of the lease. Depreciation for these assets ranges from 3 to 10 years.

   Indefeasible rights of use ("IRU") agreements are accounted for as service or lease arrangements based on the rights conveyed in the underlying agreements. Agreements qualifying for lease accounting treatment are accounted for as operating or capital leases in accordance with SFAS No. 13, "Accounting for Leases". IRUs qualifying for capital lease treatment are capitalized within property, plant and equipment as communications network--fiber optic cable. These assets are amortized over the shorter of the assets useful life or the underlying lease term. Depreciation for these assets ranges from 20 to 25 years.

   The Company has entered into several long-term network agreements for the construction of managed modems. Costs associated with contracts that qualify for capital lease treatment in accordance with SFAS No. 13, "Accounting for Leases", are capitalized and depreciated over the shorter of the underlying assets useful life or lease term. Costs are capitalized within work in progress during the construction phase and classified as communications network-data processing equipment and machinery when the assets have been placed into service.

Goodwill and Other Intangibles

   Goodwill and other intangible assets pertain to the acquisitions of BBN Corporation and Genuity, Incorporated, both acquired in 1997, and internal use software. Goodwill is being amortized on a straight-line basis over the lesser of 20 years or the period benefited. Other intangible assets include customer bases, trademarks, developed technology and in-place work forces in connection with the acquisitions, and internal

                                  GENUITY INC.

use software. Customer bases and in-place work forces are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks, developed technology and internal use software are amortized on a straight-line basis over 3 to 10 years.

Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the provisions of this SOP, effective January 1, 1999, Genuity was required to capitalize and amortize the cost of all internal use software. Prior to the adoption of SOP 98-1, primarily all software was expensed as incurred. Software expensed in 1998 was approximately $1.4 million. Capitalized software is amortized over a useful life ranging from 3 to 5 years. Software maintenance costs are expensed as incurred.

Valuation of Assets

   The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of other income (expense). Under Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly. Impairment losses of approximately $1.1 million, $2.1 million and $15.3 million for the years ended December 31, 1998, 1999 and 2000, respectively, are included in other, net, in the accompanying consolidated statements of operations.

Concentrations of Credit Risk and Significant Customers

   Genuity's accounts receivable are subject to some credit risk. Genuity performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Genuity's risk of loss is limited due to advanced billings to some of its customers for services and the ability to terminate service on delinquent accounts. The credit risk is also mitigated by the large number of customers comprising the customer base, with the exception of one large customer, America Online.

   Revenues from America Online in relation to Genuity's total revenues were significant. However, the credit risk associated with America Online is mitigated by a history of timely collections. The average accounts receivable balance related to the amounts owed to Genuity by America Online represented 44% and 16% of Genuity's ending receivable balance at December 31, 1999 and 2000, respectively, while revenues from America Online represented 53%, 52% and 40% of Genuity's total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

   Genuity has been a supplier of network access services in the United States to America Online since 1995. Genuity entered into a new agreement with America Online effective as of December 31, 1999, pursuant to which America Online has agreed to purchase additional dial-up access services from Genuity for a seven-year term through December 31, 2006. Under the new agreement, America Online has also agreed to purchase managed digital subscriber line and other broadband network access services from Genuity for a five-year term

                                  GENUITY INC.

through December 31, 2004. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. In addition to the contractual reduction in the fixed monthly fees for dial-up access services during 2000, an additional price reduction is scheduled in the third quarter of 2002.

   Under a separate agreement with AOL Japan, Inc. ("AOL Japan"), Genuity has agreed to provide dial-up network access services to AOL Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

Financial Instruments

   Financial instruments include cash and cash equivalents, accounts receivable, equity securities, accounts payable, notes payable and debt. The fair values of financial instruments included in the accompanying consolidated balance sheets, other than long-term debt, closely approximate their recorded values. The recorded values of equity securities equal their fair values based on quoted market prices, and are classified as available-for-sale securities. The securities are included in other current assets in the accompanying consolidated balance sheets and have a cost of $3.5 million and $0.0 million at December 31, 1999 and 2000, respectively. The estimated fair value of long-term debt based on a debt pricing model was lower than its recorded value as of December 31, 1999 by approximately $6.6 million. The remaining balance is included in short-term obligations in the accompanying consolidated balance sheets at December 31, 2000.

Comprehensive Loss

   Comprehensive loss is the change in equity from non-owner transactions. Included in other comprehensive income (loss) are foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities.

Stock-Based Compensation

   Stock options issued to employees and directors are accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees", as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), under which there is no charge to earnings for stock options granted with an exercise price equal to the fair market value of the common stock on the date of grant.

Loss per Share

   Loss per common share is calculated based on the provisions of SFAS No. 128, "Earnings per Share." Basic earnings or loss per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted-average outstanding common shares for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. Contingently issuable shares are included in the calculation of diluted EPS if all of the necessary conditions regarding the share issuance have been met as of the end of the reporting period.

Foreign Currency Translation

   Assets and liabilities of units operating in foreign countries are translated into U.S. dollars using the exchange rates in effect on the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Foreign assets, liabilities and results of operations are not material in all periods presented.

                                  GENUITY INC.

Recent Accounting Pronouncements

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance on the proper application of APB No. 25, "Accounting for Stock Issued to Employees". The Company adopted FIN 44 as of its effective date, July 1, 2000. The adoption of this standard did not have a significant effect on the Company's results of operations or its financial position.

   The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no impact to the Company's consolidated statement of operations for the adoption of SAB No. 101.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, also amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a material effect on the Company's consolidated financial statements based on the current structure and operations.

Reclassifications

   Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity.

3. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, was comprised of the following (in thousands):

                                                           December 31,
                                                       ----------------------
                                                          1999        2000
                                                       ----------  ----------
Land.................................................. $    4,705  $    4,855
Buildings and improvements............................      6,318      56,888
Communications network--fiber optic cable.............    481,573     588,088
Communications network--data processing equipment and
 machinery............................................    728,177   1,387,243
Furniture and fixtures................................     18,653      19,546
Leasehold improvements................................    170,420     196,538
Work in progress......................................    402,740   1,270,455
                                                       ----------  ----------
  Subtotal............................................  1,812,586   3,523,613
Accumulated depreciation..............................   (291,652)   (513,907)
                                                       ----------  ----------
  Total............................................... $1,520,934  $3,009,706
                                                       ==========  ==========

   Communications network--fiber optic cable primarily includes an IRU agreement with Qwest Communications International Inc. at December 31, 1999 and 2000.

   During 1999, Genuity completed its initial build-out of its communications network in the United States. Throughout 2000, the Company added additional optical layers of equipment on the fiber route miles which increased the capacity. Costs directly related to the network have been capitalized, including amounts associated with the IRUs. Genuity commenced depreciation as individual segments were placed in service.

                                  GENUITY INC.

   As of December 31, 2000, work in progress consisted primarily of costs associated with the construction of our fiber optic network and, to a lesser extent, costs associated with equipment and long-term network agreements. It is anticipated that the projects within work in progress will be put into service in 2001, with the majority being put into service by the end of the second quarter of 2001.

   Depreciation expense was $56.2 million, $135.4 million and $224.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   Interest and network engineering costs capitalized as part of property, plant and equipment were as follows (in thousands):

                                                             December 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------- ------- -------
Network engineering costs.............................. $10,263 $23,148 $76,851
Capitalized interest...................................  17,700   6,408   1,232
                                                        ------- ------- -------
  Total................................................ $27,963 $29,556 $78,083
                                                        ======= ======= =======

4. GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill and other intangibles, net, was comprised of the following (in thousands):

                                                              December 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
Goodwill................................................. $ 495,348  $ 495,348
Customer bases...........................................    77,000     77,000
Trademarks...............................................    34,000     34,000
Developed technology.....................................    19,000     19,000
In-place work forces.....................................     9,190      9,190
Internal use software....................................    34,580     87,535
                                                          ---------  ---------
  Subtotal...............................................   669,118    722,073
Accumulated amortization.................................  (131,129)  (195,624)
                                                          ---------  ---------
  Total.................................................. $ 537,989  $ 526,449
                                                          =========  =========

   Amortization expense was $48.2 million, $52.2 million and $63.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

5. SHORT-TERM AND LONG-TERM OBLIGATIONS

     Short-term obligations and long-term obligations were as follows (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 1999    2000
                                                               -------- -------
Current portion of capital leases............................. $ 25,921 $26,032
6% convertible subordinated debentures........................      --    9,482
Note payable-GTE..............................................  136,484     --
                                                               -------- -------
  Total short-term obligations................................ $162,405 $35,514
                                                               ======== =======
6% convertible subordinated debentures........................ $ 48,948 $   --
Capital leases................................................   63,769  52,606
                                                               -------- -------
  Total long-term obligations................................. $112,717 $52,606
                                                               ======== =======

                                  GENUITY INC.

   On April 1, 1987, BBN Corporation, an entity acquired by GTE in 1997, issued $84.7 million of 6% convertible subordinated debentures. The 6% convertible subordinated debentures due 2012 may be converted by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to Genuity's senior indebtedness, if any. Debt issuance costs are being amortized over the term of the debentures. The unamortized balance of $0.6 million and $0.1 million at December 31, 1999 and 2000, respectively, is included in other assets in the accompanying consolidated balance sheets. Genuity is required to contribute to a sinking fund annual payments equal to 5% of the aggregate principal amount issued. The sinking fund was calculated to retire 70% of the original debentures prior to maturity.

   As of December 31, 2000, Genuity had purchased and retired debentures with a face value of $75.2 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at December 31, 2000 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

   The interest rate on the note payable to/receivable from GTE was based on an intercompany borrowing interest rate established by GTE, which fluctuated between 5.41% and 6.24% in 1998, 4.85% and 6.58% in 1999, and 6.00% and 6.75%
in the first six months of 2000.

   On September 5, 2000, the Company entered into a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by the Company's principal operating subsidiaries. The credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime announced by Chase Manhattan Bank or .50% per annum above the federal funds rates or (2) for LIBOR advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on the Company's ability to incur liens and requires that we maintain a minimum debt to debt plus contributed capital ratio. As of December 31, 2000, there were no outstanding credit advances under this facility.

   Genuity has entered into leasing agreements to finance some equipment acquisitions and facilities. The underlying assets serve to collateralize the debt. The borrowings have a weighted-average interest rate of 10.4% and original terms ranging from 5 to 10 years from the date of purchase, with principal and interest payable, either monthly or quarterly in advance. The leases include purchase and renewal options at fair market values. The leases are classified as capital leases in accordance with the provisions of SFAS No. 13, "Accounting for Leases".

   Assets under capital leases were as follows (in thousands):

                                                               December 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
Buildings and improvements.................................. $   --   $15,470
Communications network-data processing equipment and
 machinery.................................................. 115,056  114,053
                                                             -------  -------
  Subtotal.................................................. 115,056  129,523
Accumulated depreciation.................................... (51,792) (73,971)
                                                             -------  -------
  Total..................................................... $63,264  $55,552
                                                             =======  =======

                                  GENUITY INC.

6. STOCKHOLDERS' EQUITY

Preferred Stock

   The board of directors has the authority, without further action by the holders of Genuity Class A common stock or Class C common stock, to issue from time to time, shares of Genuity preferred stock in one or more series. The issuance of shares of preferred stock is, however, subject to the approval of holders of the Class B common stock. Once the approval of the holders of the Class B common stock has been obtained, the board of directors may fix the number of shares, designations, preferences, powers and other special rights of the preferred stock. As of December 31, 2000, there were 50,000,000 shares authorized.

Common Stock

   In connection with the recapitalization on June 22, 2000, the 510 shares of common stock issued and outstanding were converted to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on January 1, 1998.

   The shares of Genuity's Class A common stock, Class B common stock and Class C common stock are identical in all respects except for voting rights, conversion rights and as otherwise described below. The rights, preferences and privileges of holders of Class A common stock, Class B common stock and Class C common stock are subject to the rights of the holders of shares of any other class of common stock that Genuity may authorize and issue and any series of preferred stock that Genuity may designate and issue in the future.

   Voting Rights. Except as required by law or as described below, the holders of the Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters submitted to a vote of Genuity's stockholders. Each share of Class A common stock entitles the holder to one vote per share. So long as 50% or more of the shares of Class B common stock outstanding at the completion of the initial public offering remain outstanding, no holder or group of holders of Class A common stock may vote any of their shares in excess of 20% of the aggregate number of the then outstanding number of shares of Class A common stock.

   Each share of Class B common stock entitles the holder to one vote per share. The holders of Class B common stock, voting separately as a class, are entitled to elect one director to Genuity's board of directors. Genuity is also required to obtain the consent of the holders of Class B common stock before taking specific actions, including making significant acquisitions or dispositions, entering into major business combinations, and incurring indebtedness or issuing additional equity securities in excess of specified limits. Under the terms of the Federal Communications Commission's Memorandum and Order, dated June 16, 2000 (the "FCC order"), Verizon has agreed that it will not consent to Genuity's acquisition of a traditional voice long-distance provider unless the FCC has first reviewed and approved the acquisition.

   Each share of Class C common stock entitles the holder to five votes per share.

   Conversion. The Class A common stock has no conversion rights. Verizon, directly or indirectly, owns all of the outstanding shares of Class B common stock.

   Under the terms of the FCC order:

  . if Verizon eliminates the applicable restrictions of Section 271 of the Telecommunications Act of 1996 (the "Section 271 restrictions") as to 100% of the former Bell Atlantic in-region lines, Verizon could convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock, subject to the terms of the FCC Order;

                                  GENUITY INC.

  . if Verizon eliminates the applicable Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, Verizon may under certain circumstances require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where Verizon has not eliminated those restrictions in order to bring those operations into compliance with Section 271 restrictions;

  . if Verizon eliminates the applicable Section 271 restrictions as to 50% of the former Bell Atlantic in-region lines and, under circumstances described in the recapitalization agreement, it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert the Class B common stock into an aggregate of 800,000,000 shares of Class A common stock;

  . if Verizon does not eliminate the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region lines, the Class B common stock is convertible into shares of Class A common stock, representing approximately 10% of Genuity's total common stock outstanding after conversion.

   Under the terms of the FCC order, if Verizon has not eliminated the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region lines on or before June 30, 2005, which may be extended under certain circumstances, Verizon's ability to convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock will expire. If Verizon has satisfied the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region lines on or before that date, or any extension, its ability to convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock will not expire. The Class B common stock transferred to a third party will not be subject to this expiration limitation.

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

   Registration Rights Agreement. Under a Registration Rights Agreement, Verizon and its transferees or assignees will be entitled to cause us to register shares of Class A common stock that are issued following the conversion of either our Class B common stock or our Class C common stock.

   Genuity Right of First Offer. Under the terms of the FCC order, if Verizon seeks to sell some or all of its shares of Genuity Class B common stock, or the shares of Genuity common stock received by it on conversion of all or some of Genuity's shares of its Class B common stock, after eliminating the applicable
Section 271 restrictions as to at least 50% but less than 95% of the former Bell Atlantic in-region lines, Verizon will first offer to sell those shares to Genuity with the purchase price payable in the form of an unsubordinated, marketable debt instrument of Genuity with a fair market value equal to its face value. Genuity's issuance to

                                  GENUITY INC.

Verizon of such a debt instrument shall constitute an exception to any limitation on the aggregate amount of Genuity's debt that Verizon may hold pursuant to the FCC order. This debt instrument will bear interest at a commercially reasonable rate, comparable to rates under similar instruments held by companies with debt ratings comparable to Genuity's, with a commercially reasonable time for repayment. The purchase price for all of the shares of Class B common stock will be equal to the lower of (a) the fair market value of those shares as determined by a nationally recognized independent investment banker selected jointly by Verizon and Genuity or (b) the sum of:

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

Additional Paid-In Capital

   Genuity received contributions from GTE of $1.3 billion, $974.3 million and $1.2 billion, for the years ended December 31, 1998, 1999 and 2000, respectively. In June 2000, Genuity raised $1.8 billion in proceeds, net of expenses, from the initial public offering of its Class A common stock.

                                 GENUITY INC.

7. STOCK-BASED COMPENSATION

Long-Term Stock Incentive Plan

   The Long-Term Stock Incentive Plan (the "Stock Plan") was approved by the board of directors on May 22, 2000. The Stock Plan provides for the following awards based on the Class A common stock: stock options, stock appreciation rights, stock-based performance bonuses and other stock-based awards. No cash awards will be permitted under the plan (except in lieu of fractional shares). Awards may be granted to employees of Genuity or any entity in which it owns at least a 10% interest. The Stock Plan is administered by the compensation committee of the Genuity board of directors. The administrator has the authority to determine eligibility, grant awards and make all other determinations under the plan.

   Stock options granted under the Stock Plan may have a term of up to 10 years and may be either incentive stock options, as defined in the Internal Revenue Code, or nonqualified stock options. Typically, options for employees vest in equal annual installments over four years and options for executives, as defined, vest over four years with 10% in Year 1, 15% in Year 2, 25% in Year 3 and 50% in Year 4. Stock options granted may not be assigned other than by will or by applicable laws. The period or periods during which an award will be exercisable or remain outstanding, including any periods following termination of service, the manner of exercise and other details of awards will be determined by the administrator consistent with the Stock Plan. There are approximately 87,165,000 shares of Class A common stock authorized for award under the Stock Plan.

Outside Directors' Compensation Plan

   The Outside Directors' Compensation Plan (the "Directors' Plan") was approved by the board of directors on May 22, 2000. Pursuant to this plan, non-employee directors who agreed, at the time of the initial public offering, to serve on the board of directors received a $30,000 annual cash fee and one-time option to purchase 30,000 shares of Class A common stock at an exercise price equal to the initial public offering price. In addition, non-employee directors who agree after the initial public offering to serve on the board of directors will receive, effective upon election to the board of directors, a $30,000 annual cash fee and options to purchase 30,000 shares of Class A common stock at an exercise price equal to the fair market value at the time of grant. Options issued to the directors will vest in three equal installments. The first installment will immediately vest on the date of the grant, but will not become excerisable until the day immediately before the first annual meeting of the stockholders. The second installment will vest and become immediately exercisable on the day immediately before the second annual meeting of the stockholders. The third installment will vest and become immediately exercisable on the day immediately before the third annual meeting of the stockholders. Stock options granted under the Stock Plan may have a term of up to 10 years. There are approximately 487,000 shares of Class A common stock authorized for award under the Directors' Plan.

   The following table summarizes the stock option activity under both plans for 2000 (options in thousands):

                                                                 Year ended
                                                              December 31, 2000
                                                             -------------------
                                                                       Weighted-
                                                                        Average
                                                             Number of Exercise
                                                              Options    Price
                                                             --------- ---------
  Outstanding at beginning of the year......................       0       N/A
  Granted...................................................  73,932    $10.27
  Exercised.................................................       0       N/A
  Forfeited.................................................   6,093    $10.84
                                                              ------
  Outstanding at end of the year............................  67,839    $10.22
                                                              ======
  Options exercisable at end of the year....................     283    $11.00

                                  GENUITY INC.

   The following table summarizes options outstanding and exercisable at December 31, 2000 (options in thousands):

                           Options Outstanding              Options Exercisable
                         -----------------------           ---------------------
                                      Weighted-
                                       Average
                                     Contractual Weighted-             Weighted-
                                        Life      Average               Average
                           Number     Remaining  Exercise    Number    Exercise
       Range of prices   outstanding  in Years     Price   exercisable   Price
       ---------------   ----------- ----------- --------- ----------- ---------
         $4.12--$ 6.18      6,137        9.9      $ 4.82         0         N/A
         $6.19--$ 9.27      4,564        9.7      $ 7.68         0         N/A
         $9.28--$11.00     57,138        9.5      $11.00       283      $11.00
                           ------                              ---
           Total           67,839                              283
                           ======                              ===

   In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, Genuity has selected the disclosure only requirements and continues to apply the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees" to options granted to employees and directors. In accordance with APB No. 25, compensation expense is not recognized for stock options on the date of grant since it is Genuity's practice to grant options with an exercise price equal to the fair market value of its common stock on the date of grant.

   Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service or vesting period. Had compensation cost for Genuity's stock options been determined under SFAS No. 123, based on the fair market value at the grant dates, pro forma net loss and basic and diluted loss per share of Genuity would have been as follows (in thousands, except per share amounts):

                                                   Year Ended
                                                December 31, 2000
                                                -----------------
        Net Loss
         As Reported...........................    $  (947,474)
         Pro Forma.............................    $(1,045,118)
        Basic and diluted loss per share
         As Reported...........................    $     (8.92)
         Pro Forma.............................    $     (9.84)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for Genuity options granted during the year ended December 31, 2000: historical volatility of 90%, expected maturity of six years, risk-free interest rate equal to the yield on six-year U.S. Treasury notes on the grant date and no expected dividend yield. The weighted-average fair value of the options granted during 2000 was $7.90.

8. EMPLOYEE BENEFIT PLANS

Genuity Savings Plan

   The board of directors of Genuity adopted the Genuity Savings Plan (the "Savings Plan"), a deferred contribution plan under Section 401(k) of the Internal Revenue Code, effective with the initial public offering. All domestic employees are eligible to participate in the plan. Under the Savings Plan, Genuity will provide

                                  GENUITY INC.

matching contributions in either Genuity Class A common stock or a stock equivalent based on qualified employee contributions up to a specified percentage established by the Company. There are approximately 5,000,000 shares of Class A common stock authorized for issuance under the Savings Plan. Employees can contribute between 1% and 20% of their eligible pay, as defined, and are immediately 100% vested.

   Compensation expense related to the plan for the year ended December 31, 2000 was approximately $8.4 million and is included in either cost of sales or selling, general and administrative expense in the accompanying consolidated statements of operations.

Incentive Plans

   Genuity provides all employees with an opportunity to participate in an incentive plan. There is a quarterly incentive program for non-executive employees and an annual incentive plan for executives. As of December 31, 2000, approximately $21.3 million was accrued under these plans and is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

Executive Deferral Plan

   The Genuity Inc. Executive Deferral Plan (the "Deferral Plan") was approved by the board of directors on May 22, 2000. The Deferral Plan allows eligible executives of the Company to defer a portion of their salary above a certain threshold and their entire bonus to be invested in either cash, Genuity Class A common stock or a combination of the two. Genuity will provide a matching contribution in Genuity Class A common stock up to 6% on qualifying deferrals, as defined. As of December 31, 2000, there were no material amounts accrued under this plan.

Employment Agreements

   As of June 30, 2000, the Company entered into employment agreements with certain senior executives which provide for severance benefits to be paid upon termination for any reason other than cause or if the executive terminates their employment for good reason, as defined. These agreements have an initial three-year term with an automatic one-year extension. If termination occurs during the initial term, the executive is entitled to a severance payment equal to the greater of the executive's current salary plus bonus, which is payable over the remainder of the initial term or two times the sum of the executive's current salary and bonus, which is payable over the two-year period following the termination. If termination occurs in the fourth year of the agreement, the executive will receive a severance payment equal to two times the sum of the executive's current salary and bonus, which is payable over the two-year period following the termination.

9.INTEREST INCOME (EXPENSE), NET

   The accompanying consolidated statements of operations reflect total interest expense, less interest capitalized during construction and interest income as follows (in thousands):

                                                      Year Ended December 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    --------  -------  -------
     Interest Expense.............................. $(17,720) $(9,952) $(8,802)
     Interest Capitalized..........................   17,700    6,408    1,232
     Interest Income...............................      --     3,361   52,594
                                                    --------  -------  -------
      Interest Income (Expense), Net............... $    (20) $  (183) $45,024
                                                    ========  =======  =======

                                 GENUITY INC.

10.INCOME TAXES

   Taxable losses of Genuity aggregating $526.7 million and $638.2 million for the years ended December 31, 1998 and 1999, respectively, and $452.3 million for the six months ended June 30, 2000, have been or will be benefited by GTE in its consolidated tax return. Genuity received reimbursements aggregating $185.7 million, $223.5 million and $157.0 million for the years ended December 31, 1998, 1999, and 2000, respectively. To present Genuity's tax provisions on a basis consistent with future periods these reimbursements have been accounted for as capital contributions. The tax provisions included in the accompanying consolidated statements of operations have been computed on a stand-alone basis and represent amounts owed for state and foreign taxes.

   The significant components of Genuity's deferred tax assets and liabilities are as follows (in thousands):

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
   Deferred tax assets:
    Employee benefit obligations..........................  $ 22,200  $  14,132
    NOL carryforward......................................    24,014    186,877
    Goodwill..............................................    11,830     13,243
    Capitalized software..................................     5,256      4,838
    Accruals and reserves.................................     4,728     20,764
    Other.................................................     8,505     17,190
                                                            --------  ---------
     Total deferred tax assets............................    76,533    257,044
                                                            --------  ---------
   Deferred tax liabilities:
    Depreciation and amortization.........................   (36,889)   (53,471)
    Other intangibles.....................................   (29,247)   (23,680)
    Other.................................................    (2,090)    (2,119)
                                                            --------  ---------
     Net deferred tax asset...............................     8,307    177,774
                                                            --------  ---------
     Deferred tax asset--current..........................     7,785     21,834
     Deferred tax asset--noncurrent.......................       522    155,940
     Valuation allowance..................................    (8,307)  (177,774)
                                                            --------  ---------
                                                            $    --   $     --
                                                            ========  =========

   As of December 31, 2000, net operating losses of $505.2 million are available to offset taxable income in future years. The net operating loss carryforwards expire in 2002 through 2020. Approximately $39.9 million of the net operating loss carryforwards are limited as to utilization under Internal Revenue Code Section 382. There are approximately $10.0 million of research credit carryforwards that are also limited under this code provision. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset the net deferred tax asset because its future realizability is uncertain.

                                  GENUITY INC.

   The difference between the income tax rate computed by applying the statutory federal income tax rate of 35% to income before income taxes and the actual effective income tax rate is summarized as follows:

                                   Years
                             Ended December 31,
                            ------------------------
                             1998     1999     2000
                            ------   ------   ------
   Statutory rate..........  (35.0%)  (35.0%)  (35.0%)
   Increase (decrease)
   resulting from--
   State taxes, net of
   federal benefit.........    0.2      0.2      0.2
   Goodwill................    2.7      2.0      0.8
   Meals and
    entertainment..........    0.1      0.1      0.1
   Change in valuation
    allowance..............   (3.1)    (2.1)    17.9
   Tax losses benefited to
    GTE....................   35.3     35.0     16.2
   Other...................    0.1      0.1      0.1
                            ------   ------   ------
                               0.3%     0.3%     0.3%
                            ======   ======   ======

11.LOSS PER SHARE

Loss per Share

   The weighted-average common shares outstanding for both basic and diluted earnings per share were 18,256,000, 18,256,000 and 106,163,000 shares for the years ended December 31, 1998, 1999 and 2000, respectively. Potential common shares were not included in the computation of weighted-average diluted shares outstanding for the year ended December 31, 2000 because their inclusion would be anti-dilutive. There were 67,839,000 potential common shares excluded from the loss per share calculation at December 31, 2000. The contingently issuable shares from the conversion of the Class B common stock outstanding were not included in the computation of weighted-average diluted shares outstanding for the year ended December 31, 2000, as the necessary conditions surrounding the share issuance had not been met.

12.SEGMENT REPORTING

   Genuity's operations are reported in four segments: Access, Hosting, Transport and Value-Added Services/Other.

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

   Hosting--Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as their eBusiness storefronts. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 12 global data centers, ten in the U.S., one in Leeds, England and one in Tokyo, Japan. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week.

                                  GENUITY INC.

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

   Value-Added Services/Other--Includes revenue from international operations, sale of international services and revenue generated from value-added Internet services such as security, virtual private networks and voice-over-IP.

   Network costs within Global Network Infrastructure ("GNI"), which are incurred to support the Access, Hosting, Transport, and Value-added Services/Other segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

   Revenues for America Online in relation to Genuity's total revenues were 53%, 52% and 40% for the years ended December 31, 1998, 1999 and 2000, respectively.

   Management utilizes several measurements to evaluate its operations and allocate resources; however, the principal measurements are consistent with Genuity's consolidated financial statements. The accounting policies of the segments are the same as those described in Note 2.

                                  GENUITY INC.

Financial information for Genuity's segments is as follows (in thousands):

                                                       Years Ended
                                                       December 31,
                                              --------------------------------
                                                1998       1999        2000
                                              ---------  ---------  ----------
Revenues
  Access..................................... $ 350,777  $ 555,603  $  843,541
  Hosting....................................    33,469     48,811     108,011
  Transport..................................    46,876     64,483     100,383
  Value-Added Services/Other.................    14,880     37,569      84,743
                                              ---------  ---------  ----------
    Total revenues...........................   446,002    706,466   1,136,678
Operating Expenses
  Cost of sales..............................   492,794    767,498   1,271,154
  Selling, general and administrative........   312,916    396,522     552,442
  Depreciation and amortization..............   104,444    187,628     288,134
                                              ---------  ---------  ----------
    Total operating expenses.................   910,154  1,351,648   2,111,730
                                              ---------  ---------  ----------
Operating Loss...............................  (464,152)  (645,182)   (975,052)
Other Income (Expense)
  Interest income (expense), net.............       (20)      (183)     45,024
  Other, net.................................    (2,924)       (32)    (14,673)
                                              ---------  ---------  ----------
Loss Before Income Taxes..................... $(467,096) $(645,397) $ (944,701)
                                              =========  =========  ==========
Capital Expenditures/1/......................
  Access..................................... $  57,344  $ 112,872  $  447,373
  Hosting....................................    14,801     34,258     178,166
  GNI/Transport..............................   465,523    537,096     912,771
  Value-Added Services/Other.................    50,163     60,130     192,190
                                              ---------  ---------  ----------
    Total.................................... $ 587,831  $ 744,356  $1,730,500
                                              =========  =========  ==========
Depreciation and Amortization
  Access..................................... $  12,649  $  32,543  $   52,168
  Hosting....................................     8,514     12,585      23,336
  GNI/Transport..............................    27,131     79,655     126,314
  Value-Added Services/Other.................    56,150     62,845      86,316
                                              ---------  ---------  ----------
    Total.................................... $ 104,444  $ 187,628  $  288,134
                                              =========  =========  ==========
International
  Revenues................................... $   5,622  $  23,055  $   59,979
                                              =========  =========  ==========

--------
/1/ Includes accruals and capital leases

                                  GENUITY INC.

                                                          December 31,
                                                 ------------------------------
                                                   1998      1999       2000
                                                 -------- ---------- ----------
Property, Plant and Equipment, Net
  Access........................................ $100,884 $  180,777 $  596,133
  Hosting.......................................   29,310     52,998    217,919
  GNI/Transport.................................  732,644  1,189,261  1,974,123
  Value-Added Services/Other....................   46,142     97,898    221,531
                                                 -------- ---------- ----------
    Total....................................... $908,980 $1,520,934 $3,009,706
                                                 ======== ========== ==========
International
  Long-lived assets............................. $     -- $    2,322 $   35,639
                                                 ======== ========== ==========

13. COMMITMENTS AND CONTINGENCIES

Leases

   Genuity leases office space and network equipment under long-term capital and operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $16.8 million, $41.5 million and $61.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Rent expense attributable to our fiber optic network is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   As of December 31, 2000, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
2001......................................................... $33,400  $ 80,600
2002.........................................................  29,900    40,300
2003.........................................................  15,800    32,200
2004.........................................................   4,600    28,400
2005.........................................................   4,200    24,500
Thereafter...................................................  19,400    81,900
                                                              -------  --------
  Total minimum lease payments............................... 107,300  $287,900
                                                              =======  ========
Amount representing interest................................. (28,700)
                                                              -------
  Present value of minimum lease payments.................... $78,600
                                                              =======

   GTE, now Verizon, guarantees some of Genuity's existing real estate leases.

                                  GENUITY INC.

Contract Commitments

   Genuity has entered into several agreements for IRUs for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of December 31, 2000, the future minimum commitments under these agreements were as follows (in thousands):

  2001................................................................ $121,000
  2002................................................................   60,000
                                                                       --------
   Total future minimum commitments................................... $181,000
                                                                       ========

   Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of December 31, 2000, the outstanding commitments under the agreements were as follows (in thousands):

  2001................................................................. $33,000
  2002.................................................................   2,000
                                                                        -------
   Total future minimum commitments.................................... $35,000
                                                                        =======

   Genuity has entered into non-cancelable long-term purchase commitments with circuit providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of December 31, 2000, future minimum circuit payments under these noncancelable purchase commitments were as follows (in thousands):

  2001................................................................. $38,000
  2002.................................................................  31,000
  2003.................................................................  26,000
                                                                        -------
   Total future minimum commitments.................................... $95,000
                                                                        =======

   Genuity has entered into long-term network agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of December 31, 2000, the future minimum commitments under these agreements were as follows (in thousands):

  2001................................................................ $278,000
  2002................................................................  299,000
  2003................................................................  129,000
  2004................................................................   62,000
  2005................................................................  143,000
  Thereafter..........................................................   41,000
                                                                       --------
   Total future minimum commitments................................... $952,000
                                                                       ========

   In connection with another agreement, under which the Company holds IRUs for a major part of its domestic fiber optic network, restrictions on the sale of excess capacity and on the sale or swap of fiber IRUs were lifted.

                                  GENUITY INC.

Contingencies

   Some claims arising in the ordinary course of business are pending against the Company. In the opinion of management, these claims are not expected to have a material effect on operations.

14. RELATED PARTY TRANSACTIONS

Verizon

   Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a purchase, resale and marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring, purchase, resale, and marketing and real estate agreements involve services provided to and received from Verizon. The transition and network monitoring agreements vary from four to twelve months with rights to terminate earlier. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the purchase, resale and marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period.

   Verizon purchases Genuity's services both in connection with this purchase commitment and outside of this agreement. The average accounts receivable balance related to amounts owed to Genuity by Verizon was $35.4 million or 9% of Genuity's ending accounts receivable balance at December 31, 2000, while revenues from Verizon were $71.1 million or 6% of Genuity's total revenues for 2000.

   The recapitalization agreement executed on June 22, 2000 requires Genuity to obtain the consent of Verizon prior to taking actions such as making acquisitions for consideration that exceed 20% of Genuity's market capitalization, making any acquisitions with a purchase price in excess of $100 million or entering into any joint venture with an investment in excess of $100 million that is not closely related to Genuity's business, making any disposition in excess of 20% of Genuity's market capitalization, and certain other restrictions on incurring indebtedness and other protective rights.

   GTE granted the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering to TELUS Corporation for use solely in Canada for the provision of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada.

Revolving Line of Credit Facility

   On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility with a consortium of 9 banks (See Note 5 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the line of credit were entered into based on prevailing market rates.

15. SUBSEQUENT EVENTS

   Effective March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly owned subsidiary of Verizon, which matures on May 31, 2001. This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital markets transactions prior to maturity. Interest expense on the line of credit facility is based on LIBOR plus 200 basis points and is payable, along with any principal borrowed, not later than maturity.

                                  GENUITY INC.

16. SELECTED QUARTERLY DATA (UNAUDITED)

   The following table sets forth our unaudited quarterly results of operations data for the years ended December 31, 1999 and 2000 (in thousands):

                          Mar. 31,   June 30,   Sep. 30,   Dec. 31,   Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                            1999       1999       1999       1999       2000       2000       2000       2000
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues................  $ 157,283  $ 165,545  $ 181,548  $ 202,090  $ 247,852  $ 267,924  $ 308,142  $ 312,760
Operating loss..........   (137,472)  (151,637)  (172,513)  (183,560)  (198,198)  (226,751)  (251,637)  (298,466)
Net loss................  $(138,580) $(153,329) $(172,364) $(182,773) $(209,826) $(224,707) $(228,882) $(284,059)
                          =========  =========  =========  =========  =========  =========  =========  =========
Basic and Diluted Loss
 Per Common Share.......  $   (7.59) $   (8.40) $   (9.44) $  (10.01) $  (11.49) $  (11.14) $   (1.19) $   (1.48)
                          =========  =========  =========  =========  =========  =========  =========  =========
Basic and Diluted
 Weighted-Average Common
 Shares Outstanding.....     18,256     18,256     18,256     18,256     18,256     20,167    192,169    192,169
                          =========  =========  =========  =========  =========  =========  =========  =========

                                  GENUITY INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1998, 1999 and 2000
                                 (in thousands)

        Column A          Column B        Column C         Column D   Column E
        --------         ---------- --------------------- ----------- --------
                                               Charged to             Balance
                         Balance at Charged to   other                 at end
                         beginning  costs and   accts.--  Deductions     of
      Description        of period   expenses   describe   describe    period
      -----------        ---------- ---------- ---------- ----------- --------
1998
Allowance for doubtful
 accounts...............   $4,322    $ 2,256     $131(a)  $(3,058)(b) $ 3,651
1999
Allowance for doubtful
 accounts...............   $3,651    $ 4,799     $201(a)  $(3,101)(b) $ 5,550
2000
Allowance for doubtful
 accounts...............   $5,550    $31,022     $323(a)  $(7,796)(b) $29,099

--------
(a) Represent bad debt recoveries
(b) Represent write-offs of uncollectible receivable balances

                                 EXHIBIT INDEX

   The following designated exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference. As indicated, various exhibits are incorporated herein by reference to (i) Genuity's Registration Statement on Form S-1 (File No. 333-34342) (referred to as "34342"); (ii) Genuity's Form 8-K (File No. 000-30837) dated September 7, 2000 (referred to as "9/7/00 8-K"); (iii) Genuity's Registration Statement on Form S-8 (File No. 333-54524) (referred to as "54524"); and (iv) Genuity's Form 8-K (File No. 000-30837) dated March 9, 2001 (referred to as "3/9/01 8-K").

                                                              Referenced
 Exhibit                                                       Exhibit
 Number                     Exhibit Title                       Number   Docket
 -------                    -------------                     ---------- ------
 3.1     Amended and Restated Certificate of Incorporation        3.2    34342
 3.2     Amended and Restated By-laws                             3.4    34342
 4.1     Specimen Class A Common Stock Certificate                4.1    34342
 4.2     Genuity Savings Plan                                     4.5    54524
 10.1    2000 Long-Term Stock Incentive Plan                     10.1    34342
 10.2    Outside Directors' Compensation Plan                    10.2    34342
 10.3    IRU Agreement dated as of May 2, 1997 by and
          between Qwest Communications Corporation and GTE
          Intelligent Network Services Incorporated              10.3    34342
         First Amendment to IRU Agreement dated as of
 10.4     August 13, 1997                                        10.4    34342
         Second Amendment to IRU Agreement dated as of May
 10.5     29, 1998                                               10.5    34342
         Third Amendment to IRU Agreement dated as of
 10.6     November 16, 1998                                      10.6    34342
         Fourth Amendment to IRU Agreement dated as of
 10.7     February 5, 1999                                       10.7    34342
 10.8    Network Services Agreement by and between America
          Online, Inc. and BBN Corporation effective as of
          December 31, 1999                                      10.8    34342
 10.9    Form of Agreement for Transition Services between
          GTE Service Corporation and Genuity Solutions
          Inc.                                                   10.9    34342
 10.10   Form of Agreement for IT Transition Services
          between GTE Service Corporation and Genuity
          Solutions Inc.                                        10.10    34342
 10.11   Form of Purchase, Resale and Marketing Agreement
          between Bell Atlantic Corporation and Genuity
          Solutions Inc.                                        10.11    34342
 10.12   Form of Software License Agreement between GTE
          Service Corporation and Genuity Solutions Inc.        10.12    34342
 10.13   Form of Software Development and Technical
          Services Agreement between GTE Service
          Corporation and Genuity Solutions Inc.                10.13    34342
 10.14   Form of Intellectual Property Ownership and Cross
          License Agreement between GTE Service Corporation
          and Genuity Solutions Inc.                            10.14    34342
 10.15   Form of Facility Lease Agreement                       10.15    34342
 10.16   Form of Sublease Agreement                             10.16    34342
 10.17   Form of Assignment and Assumption of Lease             10.17    34342
 10.18   Form of Financial Support Agreement Regarding
          Guaranty of Obligation between GTE Corporation
          and Genuity Inc.                                      10.18    34342

                                                          Referenced
 Exhibit                                                   Exhibit
 Number                   Exhibit Title                     Number     Docket
 -------                  -------------                   ---------- ----------
 10.19   Form of Request by Genuity Inc. for
          Continuation of Financial Support after
          Separation between GTE Corporation and
          Genuity Inc                                       10.19      34342
 10.20   Master Services Agreement dated as of
          September 14, 1999 between GTE Network
          Services and GTE Global Network Incorporated      10.20      34342
 10.21   Form of First Amendment to Master Services
          Agreement between GTE Network Services and
          GTE Corporation                                   10.21      34342
 10.22   Form of Second Amendment to Master Services
          Agreement between GTE Network Services and
          GTE Corporation                                   10.22      34342
 10.23   Executive Deferral Plan                            10.23      34342
 10.24   2000 Executive Incentive Plan                      10.24      34342
 10.25   Executive Employment Agreement between Genuity
          Inc. and Paul R. Gudonis                          10.25      34342
 10.26   Executive Employment Agreement between Genuity
          Inc. and Joseph C. Farina                         10.26      34342
 10.27   Executive Employment Agreement between Genuity
          Inc. and Daniel P. O'Brien                        10.27      34342
         Executive Employment Agreement between Genuity
 10.28    Inc. and Ira H. Parker                            10.28      34342
 10.29   Registration Rights Agreement between Genuity
          Inc. and GTE Corporation and Contel Federal
          Systems, Inc.                                     10.34      34342
 10.30   Subscription and Recapitalization Agreement
          between Genuity Inc. and GTE Corporation and
          Contel Federal Systems, Inc.                      10.35      34342
 10.31   Form of Software Escrow Agreement between GTE
          Service Corporation and Genuity Solutions
          Inc.                                              10.36      34342
 10.32   $2,000,000,000 Five-Year Credit Agreement,
          dated as of September 5, 2000, among Genuity
          Inc., The Chase Manhattan Bank, Chase
          Securities, Inc., Citibank, N.A., Credit
          Suisse First Boston and Deutsche Bank AG, and
          the banks, financial institutions and other
          institutional lenders listed therein.              10.1    9/7/00 8-K
 10.33   $500,000,000 Credit Agreement, dated as of
          March 5, 2001, between Genuity Inc. and
          Verizon Investments Inc.                           10.1    3/9/01 8-K
 10.34   Brand, Technology and Co-Marketing Agreement
          dated as of June 30, 2000 by and between
          TELUS Corporation, Genuity Solutions Inc. and
          Genuity Inc.                                                    *
 10.35   Amendment to Brand, Technology and Co-
          Marketing Agreement dated as of November 7,
          2000                                                            *
 10.36   Letter Agreement dated as of November 3, 2000
          by and between GTE Corporation, Genuity
          Solutions Inc. and Genuity Inc.                                 *
 21.1    Subsidiaries                                                     *
 23.1    Consent of Arthur Andersen LLP                                   *

--------
* Filed herewith