Form 10-Q
period 2001-03-31
GENUITY INC
filed 2001-05-14
CIK 1110794

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

                For the transition period from        to

                         Commission File Number 30837

                               ----------------

                                 GENUITY INC.
            (Exact name of registrant as specified in its charter)

              Delaware                              74-2864824
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

        225 Presidential Way,                          01801
             Woburn, MA                             (Zip Code)
   (Address of principal executive
              offices)

        Registrant's telephone number, including area code 781-865-2000

  (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at May 11, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the Three Month
          Periods Ended March 31, 2000 and 2001.........................     3

         Consolidated Balance Sheets as of December 31, 2000 and March
          31, 2001......................................................     4

         Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 2000 and 2001.........................     5

         Consolidated Statements of Comprehensive Loss for the Three
          Month Periods Ended March 31, 2000 and 2001...................     6

         Notes to Unaudited Consolidated Financial Statements...........     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    20

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    24

                          PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    24

 Item 2. Changes in Securities and Use of Proceeds......................    24

 Item 3. Defaults upon Senior Securities................................    24

 Item 4. Submission of Matters to a Vote of Security Holders............    24

 Item 5. Other Information..............................................    24

 Item 6. Exhibits and Reports on Form 8-K...............................    25

 SIGNATURES..............................................................   26

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2000       2001
                                                         ---------  ---------
Revenues................................................ $ 247,852  $ 299,467
Operating Expenses
  Cost of sales.........................................   283,928    345,253
  Selling, general and administrative...................   108,336    153,046
  Depreciation and amortization.........................    53,786     93,525
                                                         ---------  ---------
    Total operating expenses............................   446,050    591,824
                                                         ---------  ---------
Operating Loss..........................................  (198,198)  (292,357)
Other Income (Expense)
  Interest income (expense), net........................    (2,973)     1,215
  Other, net............................................    (8,067)      (182)
                                                         ---------  ---------
Loss Before Income Taxes................................  (209,238)  (291,324)
Income Taxes............................................       588      1,026
                                                         ---------  ---------
Net Loss................................................ $(209,826) $(292,350)
                                                         =========  =========
Basic and Diluted Loss Per Common Share................. $  (11.49) $   (1.52)
                                                         =========  =========
Basic and Diluted Weighted-Average Common Shares
 Outstanding............................................    18,256    192,169
                                                         =========  =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Dollars in Thousands, except Share Data)

                                                       December 31, March 31,
                                                           2000        2001
                                                       ------------ ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $  868,926  $  160,772
  Receivables, less allowances of $29,099 and $31,232,
   respectively.......................................     369,460     340,219
  Other current assets................................      51,600      59,364
                                                        ----------  ----------
    Total current assets..............................   1,289,986     560,355
Property, Plant and Equipment, Net....................   3,009,706   3,082,339
Goodwill and Other Intangibles, Net...................     526,449     527,275
Other Assets..........................................      73,184      67,711
                                                        ----------  ----------
    Total assets......................................  $4,899,325  $4,237,680
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities.........................................  $   35,514  $  235,376
  Accounts payable....................................     442,874      77,415
  Accrued compensation and related liabilities........      40,584      30,465
  Accrued circuits....................................     168,506     153,515
  Accrued liabilities.................................     369,200     197,877
  Deferred revenue....................................       9,907      12,277
                                                        ----------  ----------
    Total current liabilities.........................   1,066,585     706,925
Long-Term Obligations.................................      52,606      46,256
Other Liabilities.....................................      14,249      12,590
                                                        ----------  ----------
    Total liabilities.................................   1,133,440     765,771
                                                        ----------  ----------
Stockholders' Equity:
  Preferred stock-$0.01 par value; 50,000,000 shares
   authorized; no shares issued and outstanding.......         --          --
  Class A common stock--$0.01 par value; 1,600,000,000
   shares authorized; 173,913,000 shares issued and
   outstanding........................................       1,739       1,739
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding........................................         183         183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding........................................         --          --
  Additional paid-in capital..........................   6,017,274   6,017,274
  Accumulated other comprehensive income..............       1,078        (548)
  Accumulated deficit.................................  (2,254,389) (2,546,739)
                                                        ----------  ----------
    Total stockholders' equity........................   3,765,885   3,471,909
                                                        ----------  ----------
    Total liabilities and stockholders' equity........  $4,899,325  $4,237,680
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

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
Cash Flows From Operating Activities:
 Net loss................................................ $(209,826) $(292,350)
 Adjustments to reconcile net loss to net cash used in
  operations:
  Depreciation and amortization..........................    53,786     93,525
  Provision for bad debt.................................     1,553      5,643
  Changes in current assets and current liabilities:
   Receivables...........................................    16,447     23,598
   Other current assets..................................   (17,834)    (7,764)
   Other current liabilities.............................    40,017    (77,702)
  Other, net.............................................    (5,374)     2,306
                                                          ---------  ---------
   Net cash used in operating activities.................  (121,231)  (252,744)
                                                          ---------  ---------
Cash Flows From Investing Activities:
 Capital expenditures....................................  (210,895)  (612,188)
 Capitalized software....................................    (1,408)   (36,734)
                                                          ---------  ---------
   Net cash used in investing activities.................  (212,303)  (648,922)
                                                          ---------  ---------
Cash Flows From Financing Activities:
 Repayment of debt.......................................      (136)      (226)
 Principal payments under capital lease obligations......    (6,719)    (6,262)
 Proceeds from short-term borrowings.....................       --     200,000
 Repayment of note payable--GTE..........................  (136,484)       --
 Contributions from GTE..................................   487,947        --
                                                          ---------  ---------
   Net cash provided by financing activities.............   344,608    193,512
                                                          ---------  ---------
   Net increase (decrease) in cash and cash equivalents..    11,074   (708,154)
Cash and cash equivalents, beginning of period...........     6,044    868,926
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  17,118  $ 160,772
                                                          =========  =========
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
 Interest................................................ $   2,881  $   2,395
                                                          =========  =========
 State income taxes...................................... $     588  $     275
                                                          =========  =========
Noncash investing and financing activities:
 Property, plant and equipment recorded under accruals... $  56,471  $  48,943
                                                          =========  =========
 Intangibles recorded under accruals..................... $     --   $   1,179
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

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
Net Loss................................................. $(209,826) $(292,350)
Other Comprehensive Income (Loss), net of tax:
  Foreign currency translation adjustments...............       550     (1,626)
  Unrealized loss on securities..........................    (1,525)       --
                                                          ---------  ---------
                                                               (975)    (1,626)
                                                          ---------  ---------
Comprehensive Loss....................................... $(210,801) $(293,976)
                                                          =========  =========



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 GENUITY INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Organization

  Prior to its initial public offering, Genuity was a wholly owned subsidiary of GTE Corporation ("GTE"), now part of Verizon Communications Inc. ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on December 31, 1999.

  Genuity completed its initial public offering of its Class A common stock on June 30, 2000. Genuity sold 173,913,000 shares of Class A common stock, which trade on the Nasdaq National Market under the symbol "GENU".

Basis of Presentation

  The unaudited consolidated financial statements of Genuity Inc. ("Genuity" or the "Company"), a Delaware corporation, include the accounts of the Company and its three wholly owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc., and Genuity International Networks Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Genuity presented herein, should be read in conjunction with the audited consolidated financial statements of Genuity as of and for the year ended December 31, 2000. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

  Genuity prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

  The Company's significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements included in its most recent Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

Revenue Recognition

  Revenue is generally recognized when services are rendered or products are delivered to customers. Billings made or payments received in advance of providing services are deferred until the period these services are rendered.

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

 Access

  Internet access services include dial-up, dedicated, broadband access for service providers and enterprise customers and Internet Protocol Communication Services (IPCS), formerly referred to as voice-over-IP. Internet

                                 GENUITY INC.

access customers typically sign one or two-year contracts providing for monthly recurring service fees that are earned and recognized based on either fixed fees or capacity utilization. Revenues for IPCS services are earned and recorded based on usage. Access also includes revenue associated with the development, operation and maintenance of a nationwide dial-up network for America Online, Inc. ("America Online" or "AOL"), based on a fee per modem per month basis. The contract with America Online extends through 2006.

 Hosting and Value-Added Services

  Web hosting services include managed hosting, collocation, content delivery and high availability services. Web hosting customers typically sign one or two-year contracts, although a three-year contract is available for certain hosting services. Revenues are earned and recognized based on monthly fees for server management, physical facilities and bandwidth utilization.

  Value-added services includes eBusiness services, such as managed security services and virtual private networks for secure data transmission and professional consulting. Revenues for security and virtual private network services are earned and recorded based on fixed, monthly recurring fees. Value-added eBusiness service contracts typically range from one to two years.

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

 International

  International revenues include all international revenues for access, Web hosting and Value-Added services. These revenues are recognized on a basis consistent with domestic services.

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

Valuation of Assets

  The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has

                                 GENUITY INC.

been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of other income (expense). Under Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly. Impairment losses of approximately $10.1 million, and $0.0 for the three months ended March 31, 2000 and 2001, respectively, are included in other, net, in the accompanying consolidated statements of operations.

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

  Revenues from America Online in relation to Genuity's total revenues were significant. However, the credit risk associated with America Online is mitigated by a history of timely collections. The average accounts receivable balance related to amounts owed to Genuity by America Online represented 37% and 19% of Genuity's ending accounts receivable balance during the three month periods ended March 31, 2000 and 2001, respectively, while revenues from America Online represented 46% and 32% of Genuity's total revenues for the three month periods ended March 31, 2000 and 2001, respectively.

  Genuity has been a supplier of network access services in the United States to America Online since 1995. Genuity entered into a new agreement with America Online effective as of December 31, 1999, pursuant to which America Online has agreed to purchase additional dial-up access services from Genuity for a seven-year term through December 31, 2006. Under the new agreement, America Online has also agreed to purchase managed digital subscriber line and other broadband network access services from Genuity for a five-year term through December 31, 2004. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. In addition to the contractual reduction in fixed monthly fees for dial-up access services during 2000, an additional price reduction is scheduled in the third quarter of 2002.

  Under a separate agreement with AOL Japan, Inc. ("AOL Japan"), Genuity has agreed to provide dial-up network access services to America Online in Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

Earnings per Share

  Earnings per common share is calculated based on the provisions of SFAS No. 128, "Earnings per Share." Basic earnings or loss per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted-average outstanding common shares for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the later of the date of issuance or the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. Contingently issuable shares are included in the calculation of diluted EPS if all of the necessary conditions regarding the share issuance have been met as of the end of the reporting period.

                                 GENUITY INC.

Recent Accounting Pronouncements

  The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no material impact to the Company's consolidated financial statements for the adoption of SAB No. 101.

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, also amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new standard did not have a material effect on the Company's consolidated financial statements.

Reclassifications

  Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity.

2. PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, net, was comprised of the following (in thousands):

                                                      December 31, March 31,
                                                          2000        2001
                                                      ------------ ----------
   Land..............................................  $    4,855  $    4,855
   Buildings and improvements........................      56,888      65,770
   Communications network--fiber-optic cable.........     588,088     638,464
   Communications network--data processing equipment
    and machinery....................................   1,387,243   1,452,283
   Furniture and fixtures............................      19,546      28,263
   Leasehold improvements............................     196,538     264,618
   Work in progress..................................   1,270,455   1,220,273
                                                       ----------  ----------
     Subtotal........................................   3,523,613   3,674,526
   Accumulated depreciation..........................    (513,907)   (592,187)
                                                       ----------  ----------
     Total...........................................  $3,009,706  $3,082,339
                                                       ==========  ==========

  Depreciation expense was $38.9 million and $78.3 million for the three months ended March 31, 2000 and 2001, respectively.

                                 GENUITY INC.

3. GOODWILL AND OTHER INTANGIBLES, NET

  Goodwill and other intangibles, net, was comprised of the following (in thousands):

                                                        December 31, March 31,
                                                            2000       2001
                                                        ------------ ---------
   Goodwill............................................  $ 495,348   $ 495,348
   Customer bases......................................     77,000      77,000
   Trademarks..........................................     34,000      34,000
   Developed technology................................     19,000      19,000
   In-place work forces................................      9,190       9,190
   Internal use software...............................     87,535     103,495
                                                         ---------   ---------
     Subtotal..........................................    722,073     738,033
   Accumulated amortization............................   (195,624)   (210,758)
                                                         ---------   ---------
     Total.............................................  $ 526,449   $ 527,275
                                                         =========   =========

  Amortization expense was $14.9 million and $15.2 million for the three months ended March 31, 2000 and 2001, respectively.

4. SHORT-TERM AND LONG-TERM OBLIGATIONS

  Short-term obligations and long-term obligations were as follows (in thousands):

                                                          December 31, March 31,
                                                              2000       2001
                                                          ------------ ---------
   Current portion of capital leases.....................   $26,032    $ 26,120
   6% convertible subordinated debentures................     9,482       9,256
   Note payable--Verizon.................................       --      200,000
                                                            -------    --------
     Total short-term obligations........................   $35,514    $235,376
                                                            =======    ========
   Capital leases........................................    52,606      46,256
                                                            -------    --------
     Total long-term obligations.........................   $52,606    $ 46,256
                                                            =======    ========

  On April 1, 1987, BBN Corporation, an entity acquired by GTE (now part of Verizon) in 1997, issued $84.7 million of 6% convertible subordinated debentures. The 6% convertible subordinated debentures due 2012 may be converted by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to Genuity's senior indebtedness, if any.

  As of March 31, 2001, Genuity had purchased and retired debentures with a face value of $75.4 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at March 31, 2001 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

  On September 5, 2000, the Company entered into a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by our principal operating subsidiaries. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime announced by Chase Manhattan Bank or .50% per

                                 GENUITY INC.

annum above the federal funds rates or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on the Company's ability to incur liens and requires that we maintain a minimum debt-to-debt plus contributed capital ratio. As of March 31, 2001, there were no outstanding credit advances under this facility.

  Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly owned subsidiary of Verizon, with a maturity date of May 31, 2001 (See Note 10 for further discussion). This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital market transactions prior to maturity. Interest expense on the line of credit facility is based on LIBOR plus 2.00% and is payable, along with any principal borrowed, not later than maturity. As of March 31, 2001, borrowings under this line of credit were $200.0 million.

5. STOCKHOLDERS' EQUITY

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

  Each share of Class B common stock entitles the holder to one vote per share. The holders of Class B common stock, voting separately as a class, are entitled to elect one director to Genuity's board of directors. Genuity is also required to obtain the consent of the holders of Class B common stock before taking specific actions, including making significant acquisitions or dispositions, entering into major business combinations, and incurring indebtedness or issuing additional equity securities in excess of specified limits. Under the terms of the Federal Communications Commission's ("FCC") Memorandum and Order, dated June 16, 2000 (the "FCC order"), Verizon has agreed that it will not consent to Genuity's acquisition of a traditional voice long-distance provider unless the FCC has first reviewed and approved the acquisition.

                                 GENUITY INC.

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

  . if Verizon eliminates the applicable Section 271 restrictions as to 50% of the former Bell Atlantic in- region lines and, under circumstances described in the recapitalization agreement, it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert the Class B common stock into an aggregate of 800,000,000 shares of Class A common stock;

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

                                 GENUITY INC.

  Genuity Right of First Offer. Under the terms of the FCC order, if Verizon seeks to sell some or all of its shares of Genuity Class B common stock, or the shares of Genuity common stock received by it on conversion of all or some of its shares of Genuity's Class B common stock, after eliminating the applicable Section 271 restrictions as to at least 50% but less than 95% of the former Bell Atlantic in-region lines, Verizon will first offer to sell those shares to Genuity with the purchase price payable in the form of an unsubordinated, marketable debt instrument of Genuity with a fair market value equal to its face value. Genuity's issuance to Verizon of such a debt instrument shall constitute an exception to any limitation on the aggregate amount of Genuity's debt that Verizon may hold pursuant to the FCC order. This debt instrument will bear interest at a commercially reasonable rate, comparable to rates under similar instruments held by companies with debt ratings comparable to Genuity's, with a commercially reasonable time for repayment. The purchase price for all of the shares of Class B common stock will be equal to the lower of (a) the fair market value of those shares as determined by a nationally recognized independent investment banker selected jointly by Verizon and Genuity or (b) the sum of:

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

  Verizon has agreed to grant any consent necessary for Genuity to be able to complete the repurchase of the Class B common stock held by Verizon.

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

Additional Paid-In Capital

  Genuity received contributions from GTE of $487.9 million for the 3 months ended March 31, 2000. In

                                 GENUITY INC.

June 2000, Genuity raised $1.8 billion in proceeds, net of expenses, from the initial public offering of its Class A common stock.

6. EARNINGS PER SHARE

  The weighted-average common shares outstanding for both basic and diluted earnings per share were 18,256,000 shares for the three month period ending March 31, 2000 and 192,169,000 shares for the three month period ending March 31, 2001. Potential common shares were not included in the computation of weighted-average diluted shares outstanding for the quarter ended March 31, 2001 because their inclusion would be anti-dilutive. Contingently issuable shares were not included in the computation of weighted-average diluted shares outstanding for the quarter ended March 31, 2001, as the necessary conditions surrounding the share issuance had not been met.

7. SEGMENT REPORTING

  Genuity's operations are reported in four segments: Access, Hosting and Value-Added Services, Transport and International.

  Access--Internet access pertains to a variety of global Internet access services, including dial-up, dedicated, DSL and other broadband and IPCS, by providing and managing the underlying scaleable infrastructure. Genuity also provides a range of customer premise equipment necessary to connect to the Internet, including routers, channel service units/data service units, modems, software and other products. Customers receive 24 hours per day, seven days per week network monitoring and technical support from Genuity's Network Operations Centers (NOC).

  Hosting and Value-Added Services--Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as their eBusiness storefronts. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 10 global data centers, nine in the U.S. and one in Leeds, England. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for value-added Internet services such as security and virtual private networks.

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

  International--International revenues include all international revenues for Access, Hosting and Value-Added Services.

  Network costs within Global Network Infrastructure (GNI) which are incurred to support the Access, Hosting and Value-Added Services, Transport and International segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

  Revenues for America Online, including AOL Japan, in relation to Genuity's total revenues were 46% and 32% for the three months ended March 31, 2000 and 2001, respectively.

  Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. Prior period balances have been

                                 GENUITY INC.

reclassified to reflect the new operating segment presentation adopted by the Company in 2001. Such reclassifications have no effect on the previously reported totals. The accounting policies of the segments are the same as those described in Note 1.

  Financial information for Genuity's segments is as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                           2000        2001
                                                       ------------ ----------
   Revenues
     Access...........................................  $  189,519  $  218,104
     Hosting and Value-Added Services.................      25,222      38,683
     Transport........................................      23,625      25,662
     International....................................       9,486      17,018
                                                        ----------  ----------
       Total revenues.................................     247,852     299,467
   Operating Expenses
     Cost of sales....................................     283,928     345,253
     Selling, general and administrative..............     108,336     153,046
     Depreciation and amortization....................      53,786      93,525
                                                        ----------  ----------
       Total operating expenses.......................     446,050     591,824
                                                        ----------  ----------
   Operating Loss.....................................    (198,198)   (292,357)
   Other Income (Expense)
     Interest income (expense), net...................      (2,973)      1,215
     Other, net.......................................      (8,067)       (182)
                                                        ----------  ----------
   Loss Before Income Taxes...........................  $ (209,238) $ (291,324)
                                                        ==========  ==========
   Capital Expenditures (1)
     Access...........................................  $   27,519  $   39,071
     Hosting and Value-Added Services.................      20,472       7,361
     GNI/Transport....................................     103,785      75,666
     International....................................       2,539         864
     Other............................................       8,778      28,180
                                                        ----------  ----------
       Total..........................................  $  163,093  $  151,142
                                                        ==========  ==========
   Depreciation and Amortization
     Access...........................................  $   11,954  $   16,988
     Hosting and Value-Added Services.................       4,213       9,209
     GNI/Transport....................................      22,436      48,120
     International....................................          71       2,019
     Other............................................      15,112      17,189
                                                        ----------  ----------
       Total..........................................  $   53,786  $   93,525
                                                        ==========  ==========
                                                       December 31, March 31,
                                                           2000        2001
                                                       ------------ ----------
   Property, Plant and Equipment, Net.................
     Access...........................................  $  606,003  $  629,596
     Hosting and Value-Added Services.................     254,488     254,588
     GNI/Transport....................................   1,974,123   2,002,380
     International....................................      35,639      34,033
     Other............................................     139,453     161,742
                                                        ----------  ----------
       Total..........................................  $3,009,706  $3,082,339
                                                        ==========  ==========

--------
(1) Includes accruals and capital leases. Excludes capitalized software.

                                 GENUITY INC.

8. COMMITMENTS AND CONTINGENCIES

Leases

  Genuity leases office space and network equipment under long-term capital and operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $15.7 million and $24.3 million for the three months ended March 31, 2000 and 2001, respectively. Rent expense attributable to our fiber optic network is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  As of March 31, 2001, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

                                                             Capital   Operating
                                                              Leases    Leases
                                                             --------  ---------
   2001..................................................... $ 25,300  $ 54,500
   2002.....................................................   29,900    44,800
   2003.....................................................   15,800    36,800
   2004.....................................................    4,600    33,600
   2005.....................................................    4,200    29,800
   Thereafter...............................................   19,500   117,900
                                                             --------  --------
     Total minimum lease payments...........................   99,300  $317,400
                                                                       ========
   Amount representing interest.............................  (26,900)
                                                             --------
     Present value of minimum lease payments................ $ 72,400
                                                             ========

  GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

  Genuity has entered into several agreements for IRUs for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of March 31, 2001, the future minimum commitments under these agreements were as follows (in thousands):

   2001............................................................... $112,000
   2002...............................................................   60,000
                                                                       --------
     Total future minimum commitments................................. $172,000
                                                                       ========

  Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of March 31, 2001, the outstanding commitments under the agreements were as follows (in thousands):

   2001................................................................ $25,000
   2002................................................................   9,000
                                                                        -------
     Total future minimum commitments.................................. $34,000
                                                                        =======

  Genuity has entered into non-cancelable long-term purchase commitments with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services

                                 GENUITY INC.

annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of March 31, 2001, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

   2001................................................................ $25,000
   2002................................................................  31,000
   2003................................................................  26,000
                                                                        -------
     Total future minimum commitments.................................. $82,000
                                                                        =======

  Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most- favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of March 31, 2001, the future minimum commitments under these agreements were as follows (in thousands):

   2001............................................................... $277,000
   2002...............................................................  299,000
   2003...............................................................  129,000
   2004...............................................................   62,000
   2005...............................................................  143,000
   Thereafter.........................................................   41,000
                                                                       --------
     Total future minimum commitments................................. $951,000
                                                                       ========

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

9. RELATED PARTY TRANSACTIONS

Verizon

  Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a purchase, resale and marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring, purchase, resale and marketing and real estate agreements involve services provided to and received from Verizon. The transition and network monitoring agreements vary from four to twelve months with rights to terminate earlier. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the purchase, resale and marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period.

  Verizon purchases Genuity's services both in connection with this purchase commitment and outside of this agreement. The average accounts receivable balance related to amounts owed to Genuity by Verizon was $57.6

                                 GENUITY INC.

million or 16% of Genuity's ending accounts receivable balance at March 31, 2001, while revenues from Verizon were $20.0 million or 7% of Genuity's total revenues for the three months ended March 31, 2001.

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

  GTE, now part of Verizon, granted the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering to TELUS Corporation for use solely in Canada for the provision of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada.

  Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly owned subsidiary of Verizon, with a maturity date of May 31, 2001 (See Note 10 for further discussion). This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital market transactions prior to maturity. Interest expense on the line of credit facility is based on LIBOR plus 2.00% and is payable, along with any principal borrowed, not later than maturity.

Revolving Line of Credit Facility

  On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility with a consortium of 9 banks (See Note 4 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the line of credit were entered into based on prevailing market rates.

10. SUBSEQUENT EVENTS

  As of May 3, 2001, the Company approved a plan to reduce future expenditures, which included a reduction of the Company's employees by approximately 12% and a reduction in 2001 capital expenditures from $2.2 billion to $1.4 billion.

  On May 3, 2001, Verizon agreed to amend the $500 million line of credit facility with Genuity to increase the line to $900 million and to extend the maturity date from May 31, 2001 to December 31, 2001. In addition, Verizon agreed to provide Genuity with credit enhancements to enable Genuity to access long-term sources of capital with maturities of up to five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains certain forward-looking statements regarding, among other things, our future financial performance, our anticipated growth strategies and anticipated trends in our business as well as projections relating to our capital expenditure requirements, our network expansion plans, locations of new data centers, network operations centers and points of presence, expected deployment dates for capacity on trans-oceanic cable, our plans for transitioning customer traffic from leased capacity to our network, research and development initiatives and increases in sales and marketing personnel. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are predictions based solely on our current expectations and projections about certain events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that our future financial and operating results may differ materially from those projected in the forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties and, accordingly, there are many factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance of achievements expressed or implied by such forward-looking statements. Those factors that may cause our actual results, level of activity, performance or achievements to be materially different from that expressed or implied by any forward-looking statement including our ability to maintain or increase our market share and therefore maintain our status as a Tier 1 Internet backbone provider, maintain and strengthen our relationship with America Online and other significant customers, obtain additional capital to fund our operations and the expansion of our capacity and network infrastructure, successfully maintain and continue to strengthen our brand recognition, compete effectively for service and enterprise customers, reduce operating expenses and introduce new services.

  The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

RESULTS OF OPERATIONS

2001 Compared to 2000

Revenues (in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
Access.............................................. $189,519  76% $218,104  73%
Hosting and Value-Added Services....................   25,222  10    38,683  13
Transport...........................................   23,625  10    25,662   8
International.......................................    9,486   4    17,018   6
                                                     -------- ---  -------- ---
  Total............................................. $247,852 100% $299,467 100%
                                                     ======== ===  ======== ===

  Total revenues for the quarter ended March 31, 2001 increased $51.6 million, or 21%, over the same period in 2000.

  Access. Access revenues for the quarter ended March 31, 2001 increased $28.6 million, or 15%, over the same period in 2000. This increase was due primarily to a $26.0 million, or 478%, increase in broadband revenues, and to a lesser extent, a $15.2 million, or 42%, increase in dedicated access revenues compared to the first quarter of 2000. The $26.0 million increase in broadband revenues, excluding America Online, Inc. ("America Online" or "AOL"), was driven by an increase in users from approximately 37,000 users as of March 31, 2000 to approximately 229,000 users, as of March 31, 2001. These increases were offset in part by industry-wide price reductions, and pricing structure changes associated with our dial-up contract with America Online.

The AOL agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. The impact of the AOL contractual price reductions on the first quarter of 2001 results as compared to the corresponding period in 2000 totaled approximately $50.0 million. In addition to the contractual reduction in the fixed monthly fees for dial-up access services during 2000, an additional price reduction is scheduled in the third quarter of 2002.

  Hosting and Value-Added Services. Hosting and Value-added services revenues for the quarter ended March 31, 2001 increased $13.5 million, or 53%, over the same period in 2000, due to increases in the number of our managed hosting customers and the average monthly revenue associated with these customers. In addition, the average new deal size for hosting contracts increased to $396,000 in the quarter ended March 31, 2001 compared to $182,000 in the corresponding period in 2000.

  Transport. Transport revenues for the quarter ended March 31, 2001 increased $2.0 million, or 9%, over the same period in 2000, due primarily to the sale of excess capacity on the network as new network segments became operational, as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

  International. International revenues for the quarter ended March 31, 2001 increased $7.5 million, or 79%, over the same period in 2000. This growth is primarily due to increases in revenue from international sales of Internet access services, including revenue from AOL Japan.

Cost of Sales

  Cost of sales for the quarter ended March 31, 2001 increased $61.3 million, or 22%, over the same period in 2000. The increase was due to the expansion of the network infrastructure to provide access to a broader base of customers and to provide increased scope of services to Internet access customers.

  Cost of sales, as a percentage of total revenues, was 115% for both the quarters ended March 31, 2000 and 2001. Telecommunications circuit costs, as a percentage of total revenues, were approximately 80% for both of the quarters ended March 31, 2000 and 2001.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses for the quarter ended March 31, 2001 increased $44.7 million, or 41%, over the same period in 2000. This increase was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally, and to the increased advertising expense due primarily to increased branding efforts. Also contributing to these increases were the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses. Included in selling, general and administrative expenses was a $4.1 million increase in bad debt expense for the three months ended March 31, 2001 over the comparable period in 2000.

Depreciation and Amortization

  Depreciation and amortization expenses for the quarter ended March 31, 2001 increased $39.7 million, or 74%, over the comparable period in 2000. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and services.

Income Taxes

  Genuity generated pre-tax book losses of $291.3 million and $209.2 million for the quarter ended March 31, 2001 and 2000, respectively. Federal income tax returns were filed on a consolidated basis with GTE, now part of Verizon, through the date of Genuity's initial public offering. The taxable losses generated by Genuity up until the date of its initial public offering were benefited by GTE in its consolidated tax return. Genuity received reimbursements for these tax benefits of $62.5 million for the three month period ended March 31, 2000. To reflect Genuity's income tax provision on a comparable basis to future periods, these reimbursements have been accounted for as capital contributions. The tax provision was computed on a stand-alone basis and represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses, as their future realizability is uncertain.

Net Loss

  Net losses increased to $292.4 million for the quarter ended March 31, 2001 compared to $209.8 million for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities was $121.2 million and $252.7 million for the first three months of 2000 and 2001, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

  Net cash used in investing activities was $212.3 million and $648.9 million for the first three months of 2000 and 2001, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for construction of our network infrastructure, as well as leasehold improvements, furniture, fixtures, computers and other equipment. As of March 31, 2001, Genuity had $439.9 million of capital commitments outstanding.

  Net cash received from financing activities was $344.6 million and $193.5 million for the first three months of 2000 and 2001, respectively. Capital contributions from GTE amounted to $487.9 million for the first three months of 2000. Proceeds from short-term borrowings amounted to $200.0 million for the first three months of 2001.

  Genuity has a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by Genuity's principal domestic operating subsidiaries. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase or .50% per annum above the federal funds rate or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on our ability to incur liens and requires that we maintain a minimum ratio of debt to debt plus contributed capital. The facility also provides for an event of default if Genuity experiences a change of ownership. As of March 31, 2001, there were no outstanding credit advances under this facility.

  Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly owned subsidiary of Verizon, with a maturity date of May 31, 2001. This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital market transactions prior to maturity. Interest expense on the line of credit facility is based on LIBOR plus 2.00% and is payable, along with any principal borrowed, not later than maturity. As of March 31, 2001, borrowings under this line of credit were $200.0 million.

  On May 3, 2001, Verizon agreed to amend the $500 million line of credit facility with Genuity to increase the line to $900 million and to extend the maturity date from May 31, 2001 to December 31, 2001. Verizon also agreed to provide Genuity with credit enhancements to enable Genuity to access long-term sources of capital with maturities of up to five years. The aggregate amount of interim funding and credit enhancements provided by Verizon will be $2.0 billion. All transactions between Genuity and Verizon will be consistent with the FCC's final order approving the merger of Bell Atlantic and GTE in June 2000, which permits Verizon to lend Genuity up to 25% of its authorized indebtedness, or $2.75 billion.

  As of May 3, 2001, the Company approved a plan to reduce future expenditures, which included a reduction of the Company's employees by approximately 12% and a reduction in 2001 capital expenditures from $2.2 billion to $1.4 billion.

  Genuity is in the process of reviewing its long-term plan to operate within the sources of capital currently available to the Company and it is expected that capital expenditures will be lower than the $7.0 billion to $9.0 billion for the four year period ending December 31, 2004 as disclosed in the Company's Form 10-K. Future cash requirements will depend on a number of factors, including: the pace at which Genuity expands its network infrastructure and the associated costs; the rate at which customers purchase Genuity services and the pricing of those services; the level of marketing required to build the Genuity brand, to acquire and retain customers and to maintain a competitive position in the marketplace; the rate at which Genuity invests in support systems and engineering; and investment opportunities in complementary businesses or technologies. Genuity believes that the committed sources of financing will provide sufficient financial resources to meet its cash requirements through 2002, and that total available sources of financing will be sufficient to meet the maximum funding requirements in the Company's business plan.

  As of March 31, 2001, Genuity's indebtedness included $9.3 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to our senior indebtedness, if any. Genuity is required to contribute to a sinking fund annual payments equal to 5% of the aggregate principal amount issued.

  As of March 31, 2001, Genuity's indebtedness also included $72.4 million in capital leases. The capital leases have original terms of 5 to 10 years from the date of purchase, with principal and interest payable monthly or quarterly in advance.

INFLATION

  Inflation has not had a material adverse impact on the Company's business or operating results during the periods presented, nor does the Company believe inflation will have a material impact on future business or operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. Genuity adopted this accounting guidance in the first quarter of 2000. There was no material impact to the Company's consolidated financial statements for the adoption of SAB No. 101.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, also amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment to FASB Statement No. 133", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Genuity's interest rate risk exposure relates primarily to its short-term investments and debt portfolio. Currently, short-term investments are classified as cash and cash equivalents and consist primarily of short-term debt securities such as commercial paper and money market instruments. Genuity's investment income is subject to interest rate risk resulting from potential future decreases in interest rates. Genuity makes investments in highly liquid instruments with short-term maturity dates.

  As of December 31, 2000 and March 31, 2001, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. Current interest rate risk on the debentures and short-term borrowings is mitigated by the fact that they are short-term. Genuity is also able to borrow funds under its long-term credit facility. Borrowings under the long-term credit facility are influenced by either changes in short-term LIBOR interest rates, changes in the prime rate or changes in the federal funds rate depending on the credit advance. As of March 31, 2001, there were no outstanding credit advances under the long-term credit facility.

  Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow. As of March 31, 2001, the net assets of Genuity's foreign operations were not material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

 Changes in Securities

  None.

 Use of Proceeds

  For the three months ended March 31, 2001 the remaining net proceeds from our initial public offering of Class A common stock were utilized for operating expenses and capital expenditures in connection with the expansion of our fiber optic network.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    None.

  (b) Reports on Form 8-K

  Genuity filed a current report on Form 8-K, dated January 31, 2001, reporting under Item 5 the issuance of a press release discussing the results of operations for the quarter and the year ended December 31, 2000.

  Genuity filed a current report on Form 8-K, dated February 1, 2001, reporting under Item 9 the issuance of information related to guidance for the first quarter and full year of 2001.

  Genuity filed a current report on Form 8-K, dated March 9, 2001, reporting under Item 5 that it had entered into a $500 million credit agreement with Verizon Investments Inc., a wholly owned subsidiary of Verizon Communications Inc.

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

Dated: May 14, 2001