Form 10-Q
period 2001-06-30
GENUITY INC
filed 2001-08-14
CIK 1110794

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

                  For the quarterly period ended June 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at August 10, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the Three and Six
          Month Periods Ended June 30, 2000 and 2001....................     3

         Consolidated Balance Sheets as of December 31, 2000 and June
          30, 2001......................................................     4

         Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and 2001........................................     5

         Consolidated Statements of Comprehensive Loss for the Three and
          Six Month Periods Ended June 30, 2000 and 2001................     6

         Notes to Unaudited Consolidated Financial Statements...........     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    22

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    27

                        PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28

 Item 2. Changes in Securities and Use of Proceeds......................    28

 Item 3. Defaults upon Senior Securities................................    28

 Item 4. Submission of Matters to a Vote of Security Holders............    28

 Item 5. Other Information..............................................    28

 Item 6. Exhibits and Reports on Form 8-K...............................    28

 SIGNATURES..............................................................   30

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      2000       2001       2000       2001
                                    ---------  ---------  ---------  ---------
Revenues..........................  $ 267,924  $ 302,794  $ 515,776  $ 602,261
Operating Expenses
  Cost of sales...................    308,222    345,498    592,150    690,751
  Selling, general and
   administrative.................    124,645    152,794    232,981    305,840
  Depreciation and amortization...     61,808    103,185    115,594    196,710
  Special charge..................        --      47,909        --      47,909
                                    ---------  ---------  ---------  ---------
    Total operating expenses......    494,675    649,386    940,725  1,241,210
                                    ---------  ---------  ---------  ---------
Operating Loss....................   (226,751)  (346,592)  (424,949)  (638,949)
Other Income (Expense)
  Interest income (expense), net..      2,027     (6,155)      (946)    (4,940)
  Other, net......................        737        278     (7,330)        96
                                    ---------  ---------  ---------  ---------
Loss Before Income Taxes..........   (223,987)  (352,469)  (433,225)  (643,793)
Income Taxes......................        720      1,104      1,308      2,130
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(224,707) $(353,573) $(434,533) $(645,923)
                                    =========  =========  =========  =========
Basic and Diluted Loss Per Common
 Share............................  $  (11.14) $   (1.84) $  (22.62) $   (3.36)
                                    =========  =========  =========  =========
Basic and Diluted Weighted-Average
 Common Shares Outstanding........     20,167    192,169     19,212    192,169
                                    =========  =========  =========  =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Dollars in Thousands, Except Share Data)

                                                      December 31,   June 30,
                                                          2000         2001
                                                      ------------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   868,926   $    70,917
  Receivables, less allowances of $29,099 and
   $21,527, respectively.............................     369,460       354,763
  Other current assets...............................      51,600        48,673
                                                      -----------   -----------
    Total current assets.............................   1,289,986       474,353
Property, Plant and Equipment, Net...................   3,009,706     3,401,074
Goodwill and Other Intangibles, Net..................     526,449       519,950
Other Assets.........................................      73,184        76,085
                                                      -----------   -----------
    Total assets..................................... $ 4,899,325   $ 4,471,462
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities........................................ $    35,514   $   828,147
  Accounts payable...................................     442,874       118,298
  Accrued compensation and related liabilities.......      40,584        41,385
  Accrued circuits...................................     168,506       118,063
  Accrued liabilities................................     369,200       152,072
  Deferred revenue...................................       9,907        18,457
                                                      -----------   -----------
    Total current liabilities........................   1,066,585     1,276,422
Long-Term Obligations................................      52,606        51,511
Other Liabilities....................................      14,249        24,910
                                                      -----------   -----------
    Total liabilities................................   1,133,440     1,352,843
                                                      -----------   -----------
Stockholders' Equity:
  Preferred stock--$0.01 par value; 50,000,000 shares
   authorized; no shares issued and outstanding......         --            --
  Class A common stock--$0.01 par value;
   1,600,000,000 shares authorized; 173,913,000
   shares issued and outstanding.....................       1,739         1,739
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding.......................................         183           183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding.......................................         --            --
  Additional paid-in capital.........................   6,017,274     6,017,274
  Accumulated other comprehensive income (loss)......       1,078          (265)
  Accumulated deficit................................  (2,254,389)   (2,900,312)
                                                      -----------   -----------
    Total stockholders' equity.......................   3,765,885     3,118,619
                                                      -----------   -----------
    Total liabilities and stockholders' equity....... $ 4,899,325   $ 4,471,462
                                                      ===========   ===========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2000        2001
                                                       ----------  -----------
Cash Flows From Operating Activities:
  Net loss............................................ $ (434,533) $  (645,923)
  Adjustments to reconcile net loss to net cash used
   in operations:
    Special charge, non-cash portion in the period....        --        43,282
    Depreciation and amortization.....................    115,594      196,710
    Provision for bad debt............................      3,550       17,920
    Changes in current assets and current liabilities:
      Receivables.....................................      2,221       (3,223)
      Other current assets............................    (18,653)       2,927
      Other current liabilities.......................     16,034     (110,485)
  Other, net..........................................      5,301       (6,238)
                                                       ----------  -----------
    Net cash used in operating activities.............   (310,486)    (505,030)
                                                       ----------  -----------
Cash Flows From Investing Activities:
  Capital expenditures................................   (545,728)    (983,953)
  Capitalized software................................    (12,670)     (46,133)
                                                       ----------  -----------
    Net cash used in investing activities.............   (558,398)  (1,030,086)
                                                       ----------  -----------
Cash Flows From Financing Activities:
  Repayment of debt...................................    (37,694)        (335)
  Principal payments under capital lease obligations..    (13,764)     (12,558)
  Proceeds from short-term borrowings.................        --       750,000
  Repayment of note payable--GTE......................   (136,484)         --
  Proceeds from stock offering, net of expenses.......  1,831,547          --
  Contributions from GTE..............................  1,150,930          --
                                                       ----------  -----------
    Net cash provided by financing activities.........  2,794,535      737,107
                                                       ----------  -----------
    Net increase (decrease) in cash and cash
     equivalents......................................  1,925,651     (798,009)
Cash and cash equivalents, beginning of period........      6,044      868,926
                                                       ----------  -----------
Cash and cash equivalents, end of period.............. $1,931,695  $    70,917
                                                       ==========  ===========
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
  Interest............................................ $    4,158  $     7,676
                                                       ==========  ===========
  State income taxes.................................. $      523  $       785
                                                       ==========  ===========
Non-cash investing and financing activities:
  Assets recorded under capital lease obligations..... $      --   $    54,431
                                                       ==========  ===========
  Assets recorded under accruals...................... $   59,317  $    33,957
                                                       ==========  ===========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)
                             (Dollars in Thousands)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    --------------------  --------------------
                                      2000       2001       2000       2001
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(224,707) $(353,573) $(434,533) $(645,923)
Other Comprehensive Income (Loss),
 net of tax:
  Foreign currency translation
   adjustments....................       (368)       283        182     (1,343)
  Unrealized loss on securities...        --         --      (1,525)       --
                                    ---------  ---------  ---------  ---------
                                         (368)       283     (1,343)    (1,343)
                                    ---------  ---------  ---------  ---------
Comprehensive Loss................  $(225,075) $(353,290) $(435,876) $(647,266)
                                    =========  =========  =========  =========



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Organization

   Prior to its initial public offering, Genuity was a wholly-owned subsidiary of GTE Corporation ("GTE"), now part of Verizon Communications Inc. ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on December 31, 1999.

   Genuity completed its initial public offering of its Class A common stock on June 30, 2000. Genuity sold 173,913,000 shares of Class A common stock, which trade on the Nasdaq National Market under the symbol "GENU".

Basis of Presentation

   The unaudited consolidated financial statements of Genuity Inc. ("Genuity" or the "Company"), a Delaware corporation, include the accounts of the Company and its three wholly-owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc., and Genuity International Networks Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Genuity presented herein, should be read in conjunction with the audited consolidated financial statements of Genuity as of and for the year ended December 31, 2000. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

   Genuity prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

   The Company's significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

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

                                  GENUITY INC.

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

Valuation of Assets

   The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

                                  GENUITY INC.

Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of other income (expense). Under Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly. Impairment losses of approximately $2.0 million and $12.1 million for the three and six months ended June 30, 2000, respectively, are included in other, net in the accompanying consolidated statements of operations. Genuity will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Impairment losses of approximately $5.4 million for the three and six months ended June 30, 2001 are included in special charge in the accompanying statements of operations. (See Note 2 for further discussion.)

Concentrations of Credit Risk and Significant Customers

   Genuity's accounts receivable are subject to some credit risk. Genuity performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Genuity's risk of loss is limited due to its ability to terminate service on delinquent accounts. The credit risk is also mitigated by the large number of customers comprising the customer base, with the exception of two large customers, America Online and Verizon.

 America Online

   Revenues from America Online in relation to Genuity's total revenues are significant. The average accounts receivable balance related to amounts owed to Genuity by America Online represented 42% and 19% of Genuity's ending accounts receivable balance during the six month periods ended June 30, 2000 and 2001, respectively, while revenues from America Online represented 46% and 33% of Genuity's total revenues for the six month periods ended June 30, 2000 and 2001, respectively.

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

 Verizon

   Verizon purchases Genuity's services primarily under the purchase, resale and marketing agreement outlined in Note 10. The average accounts receivable balance related to amounts owed to Genuity by Verizon was $68.8 million for the first six months of 2001 representing 18% of Genuity's ending accounts receivable balance at June 30, 2001, while revenues from Verizon were $62.7 million or 10% of Genuity's total revenues for the six months ended June 30, 2001.

                                  GENUITY INC.

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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that one effect of implementing this standard will be reduced goodwill amortization expense of approximately $28.0 million in 2002 as a result of adopting this statement on January 1, 2002.

Reclassifications

   Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity.

                                  GENUITY INC.

2. SPECIAL CHARGE

   On May 3, 2001, the Company approved a plan to reduce future expenditures. This plan included a reduction of the Company's full-time equivalent employees by approximately 16% and a reduction of 2001 capital expenditures from $2.2 billion to $1.4 billion. In addition, the Company subsequently reduced its capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion and $5.0 billion.

   The reduction in the Company's employees impacted multiple functional areas throughout the Company. Severance and associated termination benefits included in the special charge were approximately $17.9 million. In response to the reduced capital expenditure program, the Company reviewed its current leased facilities for opportunities for consolidation and future cost savings. As a result of this review, approximately 30 locations were identified, including a data center, several POP facilities, sales sites and administrative buildings, as sites which could be exited. Facility and equipment related costs of approximately $25.9 million in the special charge include lease termination costs, future lease commitments, net of estimated recoveries from subleasing, and impairment losses for related leasehold improvements. The remaining costs within the special charge of $4.1 million represent other exit costs.

   During the second quarter of 2001, the Company recorded a special charge of approximately $47.9 million associated with the reduction in force and reduced capital expenditure program. As of June 30, 2001, the accrual associated with the special charge was approximately $37.9 million.

3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment, net, was comprised of the following (in thousands):

                                                      December 31,  June 30,
                                                          2000        2001
                                                      ------------ ----------
   Land..............................................  $    4,855  $    4,969
   Buildings and improvements........................      56,888      77,596
   Communications network--fiber-optic cable.........     588,088     641,506
   Communications network--data processing equipment
    and machinery....................................   1,387,243   1,600,094
   Furniture and fixtures............................      19,546      30,296
   Leasehold improvements............................     196,538     288,321
   Work in progress..................................   1,270,455   1,420,010
                                                       ----------  ----------
     Subtotal........................................   3,523,613   4,062,792
   Accumulated depreciation..........................    (513,907)   (661,718)
                                                       ----------  ----------
     Total...........................................  $3,009,706  $3,401,074
                                                       ==========  ==========

   Depreciation expense was $46.0 million and $87.2 million for the three months ended June 30, 2000 and 2001, respectively, and $85.0 million and $165.5 million for the six months ended June 30, 2000 and 2001, respectively.

                                  GENUITY INC.

4. GOODWILL AND OTHER INTANGIBLES, NET

   Goodwill and other intangibles, net, was comprised of the following (in thousands):

                                                        December 31, June 30,
                                                            2000       2001
                                                        ------------ ---------
   Goodwill............................................  $ 495,348   $ 495,348
   Customer bases......................................     77,000      77,000
   Trademarks..........................................     34,000      34,000
   Developed technology................................     19,000      19,000
   In-place work forces................................      9,190       9,190
   Internal use software...............................     87,535     113,366
                                                         ---------   ---------
     Subtotal..........................................    722,073     747,904
   Accumulated amortization............................   (195,624)   (227,954)
                                                         ---------   ---------
     Total.............................................  $ 526,449   $ 519,950
                                                         =========   =========

   Amortization expense was $15.8 million and $16.0 million for the three months ended June 30, 2000 and 2001, respectively, and $30.6 million and $31.2 million for the six months ended June 30, 2000 and 2001, respectively.

5. SHORT-TERM AND LONG-TERM OBLIGATIONS

   Short-term obligations and long-term obligations were as follows (in thousands):

                                                          December 31, June 30,
                                                              2000       2001
                                                          ------------ --------
   Current portion of capital leases.....................   $26,032    $ 69,000
   6% convertible subordinated debentures................     9,482       9,147
   Note payable--Verizon.................................       --      750,000
                                                            -------    --------
     Total short-term obligations........................   $35,514    $828,147
                                                            =======    ========
   Capital leases........................................   $52,606    $ 51,511
                                                            -------    --------
     Total long-term obligations.........................   $52,606    $ 51,511
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

   As of June 30, 2001, Genuity had purchased and retired debentures with a face value of $75.6 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at June 30, 2001 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

   On September 5, 2000, the Company entered into a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by our principal operating subsidiaries. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or .50% per annum above the federal funds rates or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR

                                  GENUITY INC.

plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on the Company's ability to incur liens and requires that we maintain a minimum debt-to-debt plus contributed capital ratio. As of June 30, 2001, there were no outstanding credit advances under this facility.

   Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon, with a maturity date of May 31, 2001. This facility was amended on May 22, 2001 to increase the line to $900 million and to extend the maturity date to December 31, 2001. This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital market transactions prior to maturity. Interest expense on the line of credit facility advances is based on LIBOR plus 2.00% and is payable, along with any principal borrowed, not later than maturity. (See Note 11 for further discussion). As of June 30, 2001, borrowings under this line of credit were $750.0 million.

6. STOCKHOLDERS' EQUITY

Preferred Stock

   The board of directors has the authority, without further action by the holders of Class A common stock or Class C common stock, to issue from time to time, shares of Genuity preferred stock in one or more series. The issuance of shares of preferred stock is, however, subject to the approval of holders of the Class B common stock. Once the approval of the holders of the Class B common stock has been obtained, the board of directors may fix the number of shares, designations, preferences, powers and other special rights of the preferred stock.

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

                                  GENUITY INC.

Additional Paid-In Capital

   Genuity received contributions from GTE of $1.2 billion for the 6 months ended June 30, 2000. In June 2000, Genuity raised $1.8 billion in proceeds, net of expenses, from the initial public offering of its Class A common stock.

7. EARNINGS PER SHARE

   The weighted-average common shares outstanding for both basic and diluted earnings per share were 20,167,000 shares and 19,212,000 shares for the three and six month periods ending June 30, 2000, respectively, and 192,169,000 shares for the three and six month periods ending June 30, 2001. Potential common shares were not included in the computation of weighted-average diluted shares outstanding for the three and six months ended June 30, 2000 and June 30, 2001 because their inclusion would be anti-dilutive. Contingently issuable shares were not included in the computation of weighted-average diluted shares outstanding for the three and six months ended June 30, 2000 and June 30, 2001, as the necessary conditions surrounding the share issuance had not been met.

8. SEGMENT REPORTING

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

   Hosting and Value-Added Services--Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as their eBusiness storefronts. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 11 global data centers, nine in the U.S., one in Leeds, England and one in Amsterdam, Netherlands. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

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

                                  GENUITY INC.

   Revenues from America Online, including AOL Japan, in relation to Genuity's total revenues were 46% and 33% for the six months ended June 30, 2000 and 2001, respectively. Revenues from Verizon in relation to Genuity's total revenues were 10% for the six months ended June 30, 2001.

   Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. Prior period balances have been reclassified to reflect the new operating segment presentation adopted by the Company in 2001. Such reclassifications have no effect on the previously reported totals. The accounting policies of the segments are the same as those described in Note 1.

                                  GENUITY INC.

   Financial information for Genuity's segments is as follows (in thousands):

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                 -----------------------  --------------------
                                     2000        2001       2000       2001
                                 ------------ ----------  ---------  ---------
Revenues
  Access........................  $  198,101  $  224,696  $ 387,620  $ 442,800
  Hosting and Value-Added
   Services.....................      31,285      37,447     56,507     76,130
  Transport.....................      21,862      26,599     45,487     52,261
  International.................      16,676      14,052     26,162     31,070
                                  ----------  ----------  ---------  ---------
    Total revenues..............     267,924     302,794    515,776    602,261
Operating Expenses
  Cost of sales.................     308,222     345,498    592,150    690,751
  Selling, general and
   administrative...............     124,645     152,794    232,981    305,840
  Depreciation and
   amortization.................      61,808     103,185    115,594    196,710
  Special charge................         --       47,909        --      47,909
                                  ----------  ----------  ---------  ---------
    Total operating expenses....     494,675     649,386    940,725  1,241,210
                                  ----------  ----------  ---------  ---------
Operating Loss..................    (226,751)   (346,592)  (424,949)  (638,949)
Other Income (Expense)
  Interest income (expense),
   net..........................       2,027      (6,155)      (946)    (4,940)
  Other, net....................         737         278     (7,330)        96
                                  ----------  ----------  ---------  ---------
Loss Before Income Taxes........  $ (223,987) $ (352,469) $(433,225) $(643,793)
                                  ==========  ==========  =========  =========
Capital Expenditures (1)
  Access........................  $   81,682  $   85,164  $ 109,201  $ 124,235
  Hosting and Value-Added
   Services.....................      33,947      25,287     54,419     32,648
  GNI/Transport.................     195,206     233,717    298,991    309,383
  International.................       6,936      13,956      9,475     14,820
  Other.........................      19,908      51,435     28,686     79,615
                                  ----------  ----------  ---------  ---------
    Total.......................  $  337,679  $  409,559  $ 500,772  $ 560,701
                                  ==========  ==========  =========  =========
Depreciation and Amortization
  Access........................  $   12,754  $   20,084  $  24,708  $  37,072
  Hosting and Value-Added
   Services.....................       5,827       9,386     10,040     18,595
  GNI/Transport.................      28,005      53,758     50,441    101,878
  International.................         317       2,387        388      4,406
  Other.........................      14,905      17,570     30,017     34,759
                                  ----------  ----------  ---------  ---------
    Total.......................  $   61,808  $  103,185  $ 115,594  $ 196,710
                                  ==========  ==========  =========  =========
                                 December 31,  June 30,
                                     2000        2001
                                 ------------ ----------
Property, Plant and Equipment,
 Net............................
  Access........................  $  606,003  $  697,720
  Hosting and Value-Added
   Services.....................     254,488     272,826
  GNI/Transport.................   1,974,123   2,182,794
  International.................      35,639      45,273
  Other.........................     139,453     202,461
                                  ----------  ----------
    Total.......................  $3,009,706  $3,401,074
                                  ==========  ==========

--------
(1) Includes accruals and capital leases. Excludes capitalized software.

                                  GENUITY INC.

9. COMMITMENTS AND CONTINGENCIES

Leases

   Genuity leases office space, network equipment and managed modems under long-term capital and operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $17.3 million and $25.8 million for the three months ended June 30, 2000 and 2001, respectively, and was $33.0 million and $50.1 million for the six months ended June 30, 2000 and 2001, respectively. Rent expense attributable to our fiber optic network, including Points of Presence (POP) and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   As of June 30, 2001, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

                                                             Capital   Operating
                                                              Leases    Leases
                                                             --------  ---------
     2001................................................... $ 72,000  $ 35,200
     2002...................................................   29,900    50,700
     2003...................................................   15,800    42,100
     2004...................................................    4,600    33,800
     2005...................................................    4,200    30,000
     Thereafter.............................................   20,400   104,800
                                                             --------  --------
       Total minimum lease payments.........................  146,900  $296,600
                                                                       ========
     Amount representing interest...........................  (26,400)
                                                             --------
     Present value of minimum lease payments................ $120,500
                                                             ========

   GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

   Genuity has entered into several agreements for IRUs for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of June 30, 2001, the future minimum commitments under these agreements were as follows (in thousands):

     2001............................................................. $ 90,000
     2002.............................................................   60,000
                                                                       --------
       Total future minimum commitments............................... $150,000
                                                                       ========

   Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of June 30, 2001, the outstanding commitments under the agreements were as follows (in thousands):

     2001.............................................................. $23,000
     2002..............................................................   5,000
                                                                        -------
       Total future minimum commitments................................ $28,000
                                                                        =======

                                  GENUITY INC.

   Genuity has entered into non-cancelable long-term purchase commitments with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of June 30, 2001, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

     2001............................................................. $ 82,000
     2002.............................................................  220,000
     2003.............................................................  211,000
     Thereafter.......................................................   62,000
                                                                       --------
       Total future minimum commitments............................... $575,000
                                                                       ========

   Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of June 30, 2001, the future minimum commitments under these agreements were as follows (in thousands):

     2001............................................................. $ 40,000
     2002.............................................................  344,000
     2003.............................................................  136,000
     2004.............................................................   52,000
     2005.............................................................  122,000
     Thereafter.......................................................   41,000
                                                                       --------
       Total future minimum commitments............................... $735,000
                                                                       ========

   In connection with another agreement, under which we hold IRUs for a major part of our domestic fiber optic network, restrictions on the sale of excess capacity and on the sale or swap of fiber IRUs were lifted.

Contingencies

   On August 1, 2001, a managed modem vendor filed a lawsuit against the Company alleging a breach of contract. Management has reviewed the claim and believes that the claim is without merit. However, if the claim were to be ultimately resolved in an adverse manner, it could have a material effect on the Company's operating results and cash flows in future periods. While it is not possible to predict with certainty the ultimate outcome of this lawsuit, the Company believes, after consultation with outside counsel, that resolution of this matter will be in the Company's favor and therefore would not be expected to have a material adverse effect on the Company's financial position or liquidity.

   The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, these claims are not expected to have a material effect on operations.

10. RELATED PARTY TRANSACTIONS

 Verizon

   Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a purchase, resale and marketing agreement,

                                  GENUITY INC.

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

   GTE, now part of Verizon, granted the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering to TELUS Corporation for use solely in Canada for the provision of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS (the "TELUS Agreement") to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada.

   Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon, with a maturity date of May 31, 2001. This facility was amended on May 22, 2001 to increase the line to $900 million and to extend the maturity date to December 31, 2001. (See Note 11 for further discussion). As of June 30, 2001, borrowings under this line of credit were $750.0 million.

 Revolving Line of Credit Facility

   On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility with a consortium of 9 banks (See Note 5 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the line of credit were entered into based on prevailing market rates.

11. SUBSEQUENT EVENTS

   On August 8, 2001, the Company amended its $900 million line of credit facility with Verizon to increase the line to $1.15 billion. Interest expense on the line of credit facility advances up to $1.0 billion is based on LIBOR plus 2.00%. When total advances exceed $1.0 billion, the interest rate will be based on LIBOR plus 2.25%. The maturity date remains at December 31, 2001.

   On July 10, 2001, Genuity launched its public tender offer to acquire the shares of Integra, a pan-European provider of managed hosting and eBusiness solutions. The tender offer period will extend through August 13, 2001.

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

RESULTS OF OPERATIONS

2001 Compared to 2000

Revenues (in thousands)

                                                      Three Months Ended June
                                                                30,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
   Access........................................... $198,101  74% $224,696  74%
   Hosting and Value-Added Services.................   31,285  12    37,447  12
   Transport........................................   21,862   8    26,599   9
   International....................................   16,676   6    14,052   5
                                                     -------- ---  -------- ---
     Total.......................................... $267,924 100% $302,794 100%
                                                     ======== ===  ======== ===

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
   Access........................................... $387,620  75% $442,800  74%
   Hosting and Value-Added Services.................   56,507  11    76,130  12
   Transport........................................   45,487   9    52,261   9
   International....................................   26,162   5    31,070   5
                                                     -------- ---  -------- ---
     Total.......................................... $515,776 100% $602,261 100%
                                                     ======== ===  ======== ===

   Total revenues for the quarter ended June 30, 2001 increased $34.9 million, or 13%, and revenues for the first six months 2001 increased $86.5, or 17% over the same periods in 2000.

   Access. Access revenues for the quarter ended June 30, 2001 increased $26.6 million, or 13%, and for the first six months of 2001 increased $55.2 million, or 14%, over the same periods in 2000. The quarterly increase was due primarily to a $34.2 million, or 554%, increase in broadband revenues excluding America Online, Inc. ("America Online", or "AOL"), and to a lesser extent, a $11.4 million, or 28%, increase in dedicated access revenues compared to the second quarter of 2000. The $34.2 million increase in broadband revenues, excluding America Online, was driven by an increase in users from approximately 64,000 users as of June 30, 2000 to approximately 289,000 users as of June 30, 2001. These increases were partly offset by a decrease in revenues from AOL. The AOL agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. The impact of the AOL contractual price reductions implemented in the fourth quarter of 2000 on the second quarter of 2001 results as compared to the corresponding period in 2000 totaled approximately $52.1 million. In addition to the contractual reduction in the fixed monthly fees for dial-up access services during 2000, an additional price reduction is scheduled in the third quarter of 2002.

   Hosting and Value-Added Services. Hosting and Value-added services revenues for the quarter ended June 30, 2001 increased $6.2 million, or 20%, and for the first six months of 2001 increased $19.6 million, or 35%, over the same periods in 2000 due to increases in the number of our managed hosting customers and the average monthly revenue associated with these customers. In addition, the average new deal size for hosting contracts increased to $735,000 in the quarter ended June 30, 2001 compared to $234,000 in the corresponding period in 2000. Excluding an exceptionally large customer contract in the second quarter of 2001, the average new deal size for hosting contracts was $341,000. Hosting and Value-added services revenue for the quarter ended June 30, 2001 decreased $1.2 million or 3% compared to the previous quarter. This decrease was due to a higher level non-service related credits granted to customers and to a lack of growth in order volume reflecting the current slower economic environment. The future outlook for new hosting orders is dependent on the condition of the overall economy and customers' IT spending plans.

   Transport. Transport revenues for the quarter ended June 30, 2001 increased $4.7 million, or 22%, and for the first six months of 2001 increased $6.8 million, or 15%, over the same periods in 2000, due primarily to the sale of excess capacity on the network as new network segments became operational, as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

   International. International revenues for the quarter ended June 30, 2001 decreased $2.6 million, or 16%, and for the first six months of 2001 increased $4.9 million, or 19%, over the same periods in 2000. The quarterly decrease is primarily due to decreases in revenue from international sales of Internet access services, including revenue from AOL Japan.

Cost of Sales

   Cost of sales for the quarter ended June 30, 2001 increased $37.3 million, or 12%, and for the first six months of 2001 increased $98.6 million, or 17%, over the same periods in 2000. These increases were due to the expansion of the network infrastructure to provide access to a broader base of customers and to provide increased scope of services to Internet access customers.

   Telecommunications circuit costs for the quarter ended June 30, 2001 increased $20.9 million, or 10%, and for the first six months of 2001 increased $62.0 million, or 15%, over the same periods in 2000. The Company is focused on improving the efficiency of the network and reducing circuit costs. These efforts include increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. These efforts resulted in a 1.5% reduction in circuit costs as a percentage of revenues in the three months ended June 30, 2001 compared to the previous quarter.

   Cost of sales, as a percentage of total revenues, was 115% and 114% for quarters ended June 30, 2000 and 2001, respectively. Telecommunications circuit costs, as a percentage of total revenues, were approximately 81% and 78% for the quarters ended June 30, 2000 and 2001, respectively.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended June 30, 2001 increased $28.1 million, or 23%, and for the first six months of 2001 increased $72.9 million, or 31%, over the same periods in 2000. This increase was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally, and to the increased advertising expense due primarily to increased branding efforts. Also contributing to these increases were the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses. Included in selling, general and administrative expenses was a $9.9 million and $14.4 million increase in bad debt expense for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000.

Depreciation and Amortization

   Depreciation and amortization expenses for the quarter ended June 30, 2001 increased $41.4 million, or 67%, and for the first six months of 2001 increased $81.1 million, or 70%, over the comparable periods in 2000. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and services.

Special Charge

   The Company recorded a special charge of approximately $47.9 million in the quarter ended June 30, 2001 related to the Company's previously announced plan to reduce future expenditures. This plan included a reduction of the Company's full-time equivalent employees by approximately 16% and a reduction in the capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion to 5.0 billion.

   The reduction in the Company's employees impacted multiple functional areas throughout the Company. Severance and associated termination benefits included in the special charge were approximately $17.9 million. Facility and equipment related costs included in the special charge were approximately $25.9 million. The remaining costs within the special charge of $4.1 million represent other exit costs.

Income Taxes

   Genuity generated pre-tax book losses of $352.5 million and $224.0 million for the quarter ended June 30, 2001 and 2000, respectively. Federal income tax returns were filed on a consolidated basis with GTE, now part of Verizon, through the date of Genuity's initial public offering. The taxable losses generated by Genuity up until the date of its initial public offering were benefited by GTE in its consolidated tax return. Genuity received reimbursements for these tax benefits of $62.5 million for the six month period ended June 30, 2000. To reflect Genuity's income tax provision on a comparable basis to future periods, these reimbursements have been accounted for as capital contributions. The tax provision was computed on a stand-alone basis and represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses, as their future realizability is uncertain.

Net Loss

   Net losses increased to $353.6 million for the quarter ended June 30, 2001 compared to $224.7 million for the quarter ended June 30, 2000 and to $645.9 million for the first six months of 2001 compared to $434.5 million for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $310.5 million and $505.0 million for the first six months of 2000 and 2001, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

   Net cash used in investing activities was $558.4 million and $1.0 billion for the first six months of 2000 and 2001, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for construction of our network infrastructure, as well as leasehold improvements, furniture, fixtures, computers and other equipment. As of June 30, 2001, Genuity had $305.3 million of capital commitments outstanding.

   Net cash received from financing activities was $2.8 billion and $737.1 million for the first six months of 2000 and 2001, respectively. Capital contributions from GTE amounted to $1.2 billion for the first six months of 2000. Proceeds from our initial public offering of Class A common stock totaled $1.8 billion in the first six months of 2000.

   Genuity has a committed and unsecured $2.0 billion revolving line of credit facility that matures on the earlier of September 5, 2005 or the date that is three months prior to scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by Genuity's principal domestic operating subsidiaries. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase or .50% per annum above the federal funds rate or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments. The credit facility contains restrictions on our ability to incur liens and requires that we maintain a minimum ratio of debt to debt plus contributed capital. The facility also provides for an event of default if Genuity experiences a change of ownership. As of June 30, 2001, there were no outstanding credit advances under this facility.

   Effective as of March 5, 2001, the Company entered into a $500 million line of credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon, with a maturity date of May 31, 2001. This line of credit is required to be repaid from the proceeds of any issuance of debt by Genuity in public or private capital market transactions prior to maturity. Interest expense on the line of credit facility advances up to $1.0 billion is based on LIBOR plus 2.00% and is payable, along with any principal borrowed, not later than maturity. When total advances exceed $1.0 billion, the interest rate will be based on LIBOR plus 2.25%. This facility was amended on May 22, 2001 to increase the line to $900 million and to extend the maturity date to December 31, 2001. On August 8, 2001, the Company amended the line of credit facility with Verizon to increase the line to $1.15 billion. As of June 30, 2001, borrowings under this line of credit were $750.0 million.

   Verizon also agreed to provide Genuity with credit enhancements to enable Genuity to access long-term sources of capital with maturities of up to five years. The aggregate amount of interim funding and credit enhancements provided by Verizon will be $2.0 billion. All transactions between Genuity and Verizon will be consistent with the FCC's final order approving the merger of Bell Atlantic and GTE in June 2000.

   As of May 3, 2001, the Company approved a plan to reduce future expenditures. This plan included a reduction of the Company's full-time equivalent employees by approximately 16% and a reduction in 2001 capital expenditures from $2.2 billion to $1.4 billion.

   Genuity's current capital expenditures program will require $4.0 billion to $5.0 billion over the four-year period ending December 31, 2004 although actual amounts may vary. Cash requirements will depend on a number of factors, including: the pace at which Genuity expands its network infrastructure and the associated costs; the rate at which customers purchase Genuity services and the pricing of those services; the level of marketing required to build the Genuity brand, to acquire and retain customers and to maintain a competitive position in the marketplace; the rate at which Genuity invests in support systems and engineering; and investment opportunities in complementary businesses or technologies. Genuity believes that the committed sources of financing will provide sufficient financial resources to meet its cash requirements through 2002.

   As of June 30, 2001, Genuity's indebtedness included $9.1 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to our senior indebtedness, if any. Genuity is required to contribute to a sinking fund annual payments equal to 5% of the aggregate principal amount issued.

   As of June 30, 2001, Genuity's indebtedness also included $120.5 million in capital leases. The capital leases have original terms of 5 to 10 years from the date of purchase, with principal and interest payable monthly or quarterly in advance.

COMMON STOCK

   As of June 30, 2001, the Company's common stock outstanding totaled 192,169,000 consisting of 173,913,000 shares of Class A common stock and 18,256,000 shares of Class B common stock. The Class B shares are wholly-owned either directly or indirectly, by Verizon. These shares are convertible, under certain conditions, into 800,000,000 shares of Class A or Class C common stock resulting in a total of 973,913,000 common shares outstanding.

   Under generally accepted accounting principles the Class B shares cannot be reflected on an as-converted basis until the conditions surrounding the share conversion have been met. External sources, such as the research reports written by major investment banks, typically reflect these Class B shares on an as-converted basis, utilizing the 973,913,000 shares as the basis for their calculations. However, some external sources, utilize only Class A, or Class A plus Class B, shares for their per share calculations. Investors relying on any external information sources should understand the share basis that was used for the calculations.

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

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that one effect of implementing this standard will be reduced goodwill amortization expense of approximately $28.0 million in 2002 as a result of adopting this statement on January 1, 2002.

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

   As of December 31, 2000 and June 30, 2001, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. Current interest rate risk on the debentures and short-term borrowings is mitigated by the fact that they are short-term. Genuity is also able to borrow funds under its long-term credit facility. Borrowings under the long-term credit facility are influenced by either changes in short-term LIBOR interest rates, changes in the prime rate or changes in the federal funds rate depending on the credit advance. As of June 30, 2001, there were no outstanding credit advances under the long-term credit facility.

   Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow. As of June 30, 2001, the net assets of Genuity's foreign operations were not material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 17, 2001, the Company held its Annual Meeting of Shareholders. The following proposals were adopted by the margins indicated:

                                                       Votes For  Votes Withheld
                                                      ----------- --------------
   Election of Directors:
     Philippe P. Dauman.............................. 177,774,613   1,954,834
     Duncan M. Davidson.............................. 178,941,756     787,691
     John W. Gerdelman............................... 178,883,981     845,466
     Debra L. Lee.................................... 178,878,193     851,254

                                            Votes For  Votes Against Abstentions
                                           ----------- ------------- -----------
   Approval of Auditors:
     Arthur Andersen LLP.................. 178,994,469    485,303      249,675

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.1 First Amendment to Credit Agreement

     (b)  Reports on Form 8-K

   Genuity filed a current report on Form 8-K, dated May 3, 2001, reporting under Item 5 the issuance of a press release discussing the results of operations for the quarter ended March 31, 2001.

   Genuity filed a current report on Form 8-K, dated May 22, 2001, reporting under Item 9 information to be presented in an analyst meeting including the Company's operational plan, its plan to reduce the amount of the investment in network capital during the 2001 to 2004 period from $7-$9 billion to $4-$5 billion over the same time period and, also, to increase its short term credit facility with Verizon from a principal aggregate amount of $500 million to a principal aggregate amount of $900 million.

   Genuity filed a current report on Form 8-K, dated June 1, 2001, reporting under Item 5 that it had reached an agreement with Integra S.A., a corporation organized under the laws of France ("Integra"), to acquire all of the outstanding shares of Integra in a public exchange offer.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Genuity Inc.

                                                  /s/ Daniel P. O'Brien
                                          By: _________________________________
                                                    Daniel P. O'Brien
                                                Executive Vice President
                                               and Chief Financial Officer
                                                (Duly Authorized Officer)
Dated: August 14, 2001