Form 10-Q
period 2001-09-30
GENUITY INC
filed 2001-11-14
CIK 1110794

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

               For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   The Company had 205,248,400 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at November 9, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Operations for the Three and Nine
          Month Periods Ended September 30, 2000 and 2001................    3

         Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2001.............................................    4

         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 2001....................................    5

         Consolidated Statement of Changes in Stockholders' Equity for
          the Nine Month Periods Ended September 30, 2000 and 2001.......    6

         Consolidated Statements of Comprehensive Loss for the Three and
          Nine Month Periods Ended September 30, 2000 and 2001...........    7

         Notes to Unaudited Consolidated Financial Statements............    8

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   27

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   33

                           PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................   34

 Item 2. Changes in Securities and Use of Proceeds.......................   34

 Item 3. Defaults upon Senior Securities.................................   34

 Item 4. Submission of Matters to a Vote of Security Holders.............   34

 Item 5. Other Information...............................................   34

 Item 6. Exhibits and Reports on Form 8-K................................   34

 SIGNATURES...............................................................  36

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 --------------------  ----------------------
                                   2000       2001        2000        2001
                                 ---------  ---------  ----------  ----------
Revenues........................ $ 308,142  $ 302,262  $  823,918  $  904,523
Operating Expenses
  Cost of sales.................   339,316    318,965     931,466   1,009,716
  Selling, general and
   administrative...............   139,213    135,845     372,194     441,685
  Depreciation and
   amortization.................    81,250    128,721     196,844     325,431
  Special items.................     2,775        424      11,543      48,333
                                 ---------  ---------  ----------  ----------
    Total operating expenses....   562,554    583,955   1,512,047   1,825,165
                                 ---------  ---------  ----------  ----------
Operating Loss..................  (254,412)  (281,693)   (688,129)   (920,642)
Other Income (Expense)
  Interest income (expense),
   net..........................    27,912    (18,510)     26,966     (23,450)
  Other, net....................    (1,667)       959        (229)      1,055
                                 ---------  ---------  ----------  ----------
Loss Before Income Taxes........  (228,167)  (299,244)   (661,392)   (943,037)
Income Taxes....................       715      1,134       2,023       3,264
                                 ---------  ---------  ----------  ----------
Net Loss........................ $(228,882) $(300,378) $ (663,415) $ (946,301)
                                 =========  =========  ==========  ==========
Basic and Diluted Loss Per
 Common Share................... $   (1.19) $   (1.54) $    (8.58) $    (4.90)
                                 =========  =========  ==========  ==========
Basic and Diluted Weighted-
 Average Common Shares
 Outstanding....................   192,169    194,956      77,285     193,108
                                 =========  =========  ==========  ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Dollars in Thousands, Except Share Data)

                                                     December 31,  September 30,
                                                         2000          2001
                                                     ------------  -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents......................... $   868,926    $ 1,284,965
  Receivables, less allowances of $29,099 and
   $25,634, respectively............................     369,460        400,956
  Other current assets..............................      51,600         57,578
                                                     -----------    -----------
    Total current assets............................   1,289,986      1,743,499
Property, Plant and Equipment, Net..................   3,009,706      3,542,293
Goodwill and Other Intangibles, Net.................     526,449        574,601
Other Assets........................................      73,184         86,606
                                                     -----------    -----------
    Total assets.................................... $ 4,899,325    $ 5,946,999
                                                     ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term obligations, including current
   maturities....................................... $    35,514    $    80,662
  Accounts payable..................................     442,874        138,089
  Accrued compensation and related liabilities......      40,584         44,726
  Accrued circuits..................................     168,506        131,304
  Accrued liabilities...............................     369,200        167,741
  Deferred revenue..................................       9,907         22,798
                                                     -----------    -----------
    Total current liabilities.......................   1,066,585        585,320
Long-Term Obligations...............................      52,606      2,424,467
Other Liabilities...................................      14,249         28,240
                                                     -----------    -----------
    Total liabilities...............................   1,133,440      3,038,027
                                                     -----------    -----------
Minority Interest...................................         --          18,132
                                                     -----------    -----------
Stockholders' Equity:
  Preferred stock--$0.01 par value; 50,000,000
   shares authorized; no shares issued and
   outstanding......................................         --             --
  Class A common stock--$0.01 par value;
   1,600,000,000 shares authorized; 173,913,000
   shares issued and outstanding as of December 31,
   2000 and 199,556,243 shares issued and
   outstanding as of September 30, 2001.............       1,739          1,995
  Class B common stock--$0.01 par value; 21,000,000
   shares authorized; 18,256,000 shares issued and
   outstanding......................................         183            183
  Class C common stock--$0.01 par value; 800,000,000
   shares authorized; no shares issued and
   outstanding......................................         --             --
  Additional paid-in capital........................   6,017,274      6,090,614
  Accumulated other comprehensive income (loss).....       1,078         (1,262)
  Accumulated deficit...............................  (2,254,389)    (3,200,690)
                                                     -----------    -----------
    Total stockholders' equity......................   3,765,885      2,890,840
                                                     -----------    -----------
    Total liabilities and stockholders' equity...... $ 4,899,325    $ 5,946,999
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

                                  GENUITY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                       -----------------------
                                                          2000        2001
                                                       ----------  -----------
Cash Flows From Operating Activities:
  Net loss............................................ $ (663,415) $  (946,301)
  Adjustments to reconcile net loss to net cash used
   in operations:
    Special charge, non-cash portion in the period....        --        32,242
    Depreciation and amortization.....................    196,844      325,431
    Provision for bad debt............................     10,225       30,709
    Changes in current assets and current liabilities:
      Receivables.....................................    (50,396)     (51,051)
      Other current assets............................    (36,911)        (348)
      Other current liabilities.......................    117,198      (92,760)
  Other, net..........................................     16,997      (15,100)
                                                       ----------  -----------
    Net cash used in operating activities.............   (409,458)    (717,178)
                                                       ----------  -----------
Cash Flows From Investing Activities:
  Capital expenditures................................   (837,878)  (1,094,434)
  Acquisition, net of cash acquired...................        --        (1,483)
  Capitalized software................................    (26,035)     (50,902)
                                                       ----------  -----------
    Net cash used in investing activities.............   (863,913)  (1,146,819)
                                                       ----------  -----------
Cash Flows From Financing Activities:
  Repayment of debt...................................    (37,733)        (335)
  Principal payments under capital lease obligations..    (19,789)     (19,629)
  Repayment of note payable--GTE......................   (136,484)         --
  Proceeds from borrowings............................        --     2,300,000
  Proceeds from stock offering, net of expenses.......  1,830,636          --
  Contributions from GTE..............................  1,213,693          --
                                                       ----------  -----------
    Net cash provided by financing activities.........  2,850,323    2,280,036
                                                       ----------  -----------
    Net increase in cash and cash equivalents.........  1,576,952      416,039
Cash and cash equivalents, beginning of period........      6,044      868,926
                                                       ----------  -----------
Cash and cash equivalents, end of period.............. $1,582,996  $ 1,284,965
                                                       ==========  ===========
Supplemental Cash Flow Disclosures:
Cash paid during the period for:
  Interest............................................ $    5,319  $    12,850
                                                       ==========  ===========
  State income taxes.................................. $    1,496  $     1,151
                                                       ==========  ===========
Non-cash investing and financing activities:
  Assets recorded under capital lease obligations..... $      --   $   131,329
                                                       ==========  ===========
  Assets recorded under accruals...................... $  208,496  $    53,803
                                                       ==========  ===========
  Purchase of 75% ownership interest in Integra (See
   Note 2):
    Fair Value of Assets Acquired and Goodwill........ $      --   $   136,871
    Consideration Given...............................        --       (79,246)
                                                       ----------  -----------
    Liabilities and Minority Interest Assumed......... $      --   $    57,625
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

                                  GENUITY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                       (Dollars and Shares in Thousands)

                                          Class B                Accumulated
                         Class A Common    Common    Additional     Other
                         -------------- ------------  Paid-In   Comprehensive Accumulated
                         Shares  Stock  Shares Stock  Capital   Income (Loss)   Deficit      Total
                         ------- ------ ------ ----- ---------- ------------- -----------  ----------
Balance, December 31,
 1999...................     --  $   -- 18,256 $183  $2,972,142    $ 2,696    $(1,306,915) $1,668,106
 Effect of stock
  offering, net of
  $82,407 of offering
  expenses.............. 173,913  1,739    --   --    1,828,897        --             --    1,830,636
 Tax benefit on exercise
  of stock options--
  GTE...................     --     --     --   --        2,542        --             --        2,542
 Capital contributions--
  GTE...................     --     --     --   --    1,213,693        --             --    1,213,693
 Net loss...............     --     --     --   --          --         --        (663,415)   (663,415)
 Other..................     --     --     --   --          --      (1,837)           --       (1,837)
                         ------- ------ ------ ----  ----------    -------    -----------  ----------
Balance, September 30,
 2000................... 173,913 $1,739 18,256 $183  $6,017,274    $   859    $(1,970,330) $4,049,725
                         ======= ====== ====== ====  ==========    =======    ===========  ==========
Balance, December 31,
 2000................... 173,913 $1,739 18,256 $183  $6,017,274    $ 1,078    $(2,254,389) $3,765,885
 Issuance of shares for
  acquisition...........  25,643    256    --   --       73,340        --             --       73,596
 Net loss...............     --     --     --   --          --         --        (946,301)   (946,301)
 Other..................     --     --     --   --          --      (2,340)           --       (2,340)
                         ------- ------ ------ ----  ----------    -------    -----------  ----------
Balance, September 30,
 2001................... 199,556 $1,995 18,256 $183  $6,090,614    $(1,262)   $(3,200,690) $2,890,840
                         ======= ====== ====== ====  ==========    =======    ===========  ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  GENUITY INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)
                             (Dollars in Thousands)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------  --------------------
                                      2000       2001       2000       2001
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(228,882) $(300,378) $(663,415) $(946,301)
Other Comprehensive Income (Loss),
 net of tax:
  Foreign currency translation
   adjustments....................        564       (997)       746     (2,340)
  Unrealized loss on securities...     (1,058)       --      (2,583)       --
                                    ---------  ---------  ---------  ---------
                                         (494)      (997)    (1,837)    (2,340)
                                    ---------  ---------  ---------  ---------
Comprehensive Loss................  $(229,376) $(301,375) $(665,252) $(948,641)
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

Basis of Presentation

   The unaudited consolidated financial statements of Genuity Inc. ("Genuity" or the "Company"), a Delaware corporation, include the accounts of the Company and its three wholly-owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc., and Genuity International Networks Inc. The unaudited consolidated financial statements also reflect the acquisition of Integra S.A. ("Integra"). (See Note 2 for further discussion.) All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Genuity presented herein, should be read in conjunction with the audited consolidated financial statements of Genuity as of and for the year ended December 31, 2000. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

                                  GENUITY INC.

Access

   Internet access services include dial-up, dedicated, broadband access for service providers and enterprise customers and Internet Protocol Communication Services (IPCS), formerly referred to as voice-over-IP. Internet access customers typically sign one or two-year contracts providing for monthly recurring service fees that are earned and recognized based on either fixed fees or capacity utilization. Revenues for IPCS services are earned and recorded based on usage. Access also includes revenue associated with the development, operation and maintenance of a nationwide dial-up network for America Online, Inc. ("America Online" or "AOL"), based on a fee per modem basis. The contract with America Online extends through 2006.

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

Cash and Cash Equivalents

   Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less. Included in cash and cash equivalents is $23.0 million in cash that is restricted under the terms of the private placement bond agreement.

Goodwill and Other Intangibles

   Goodwill and other intangible assets pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997, the acquisition of Integra acquired in September 2001 (See Note 2 for further discussion) and internal use software. Goodwill from the acquisitions of BBN Corporation and Genuity Incorporated is being amortized on a straight-line basis over the lesser of 20 years or the period benefited. Goodwill created from the acquisition of Integra is not being amortized, as this transaction was initiated after June 30, 2001 and is being accounted for under SFAS No. 142, "Goodwill and Other Intangible

                                  GENUITY INC.

Assets". Other intangible assets include customer bases, trademarks, developed technology and in-place work forces in connection with the acquisitions, and internal use software. Customer bases and in-place work forces are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks, developed technology and internal use software are amortized on a straight-line basis over 3 to 10 years.

Valuation of Assets

   The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of operating expenses. Under Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

   Impairment losses of approximately $2.8 million and $0.4 million for the three months ended September 30, 2000 and 2001, respectively, and $14.9 million and $5.8 million for the nine months ended September 30, 2000 and 2001 are included in special items in the accompanying consolidated statements of operations. Genuity will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety on January 1, 2002. (See Note 3 for further discussion.)

Debt Issuance Costs

   Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings. As of September 30, 2001, the unamortized debt issuance costs totaled $12.3 million and are included in other assets in the accompanying consolidated balance sheets.

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

 America Online

   Revenues from America Online in relation to Genuity's total revenues are significant. Revenues from America Online represented 43% and 34% of Genuity's total revenues for the nine month periods ended September 30, 2000 and 2001, respectively. The average accounts receivable balance owed to Genuity by America Online for the first nine months of 2000 and 2001 represented 25% and 19% of Genuity's ending accounts receivable balance at September 30, 2000 and 2001, respectively.

                                  GENUITY INC.

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

   Pursuant to the market pricing provisions of its agreement with the Company, AOL has requested a reduction in monthly dial-up pricing and accordingly has withheld payment for the difference between the price per modem contained in the contract and the requested pricing per modem. Although the Company has reviewed AOL's request and does not believe that any pricing changes are required to be made at this time, if this matter is determined adversely to the Company, then the Company may be required to adjust its pricing arrangement with AOL.

   Under a separate agreement with AOL Japan, Inc. ("AOL Japan"), Genuity has agreed to provide dial-up network access services to America Online in Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

 Verizon

   Verizon purchases Genuity's services primarily under the purchase, resale and marketing agreement outlined in Note 11. The average accounts receivable balance owed to Genuity by Verizon was $78.7 million for the first nine months of 2001 representing 18% of Genuity's ending accounts receivable balance at September 30, 2001, while revenues from Verizon were $150.4 million, or 17%, of Genuity's total revenues for the nine months ended September 30, 2001.

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

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has adopted SFAS No. 141 as of July 1, 2001 for all new business combinations.

                                  GENUITY INC.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required during this quarter to account for the acquisition of Integra, a transaction consummated after June 30, 2001. As a result, goodwill arising from the acquisition is not being amortized. The remaining provisions of this statement will be adopted in January 2002. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that one effect of implementing this standard will be reduced goodwill amortization expense of approximately $28.0 million in 2002 as a result of adopting this statement on January 1, 2002.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs are required to be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for all fiscal years beginning after June 15, 2002. Management is currently evaluating the effects of this statement.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effects of this statement.

Reclassifications

   Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity.

2. ACQUISITION

   On May 31, 2001, Genuity signed a definitive letter of intent to acquire Integra, a pan-European provider of managed hosting and eBusiness solutions. The acquisition of Integra expands Genuity's managed web hosting solutions and project services offerings. The acquisition also accelerates Genuity's plan for expansion into Europe and eliminates the need for Genuity to build out additional European data centers. Pursuant to the public tender offer, each Integra stockholder who was not a U.S. person could exchange Integra shares for

                                  GENUITY INC.

newly issued shares of Genuity Class A common stock at an exchange ratio of three shares of Genuity Class A common stock for every four Integra shares tendered. Integra stock options and stock warrants could be exchanged for newly issued shares of Genuity Class A common stock at an exchange ratio of 0.068 shares of Genuity Class A common stock for each Integra stock option or stock warrant exchanged. As of September 21, 2001, the tender offer was settled and Genuity issued 25,643,243 shares of Class A common stock which are traded on the Nouveau Marche. The transaction fees associated with the acquisition were approximately $5.7 million.

   The total purchase price of $79.2 million includes the purchase of approximately 75% of Integra's outstanding shares and acquisition costs. The $2.87 per share value of the common stock issued was based on the average closing price of the Company's stock for the period covering several days before and after July 6, 2001, the date the terms of the exchange offer were approved by the Commission des Operations de Bourse (COB), the French Securities Market Regulator, and publicly announced.

   The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

                                                                          As of
                                                                      September 30,
   Allocation of Purchase Price                                           2001
   ----------------------------                                       -------------
   Cash and Cash Equivalents.........................................   $  4,931
   Receivables.......................................................     11,154
   Property, Plant and Equipment.....................................     46,032
   Other Assets......................................................      8,088
   Goodwill..........................................................     66,666
                                                                        --------
       Total Assets..................................................    136,871
   Liabilities.......................................................     39,493
   Minority Interest.................................................     18,132
                                                                        --------
       Net Assets....................................................   $ 79,246
                                                                        ========
   Consideration:
   Common Stock Issued...............................................   $    256
   Additional Paid-in Capital........................................     73,340
   Acquisition Costs.................................................      5,650
                                                                        --------
       Total Consideration...........................................   $ 79,246
                                                                        ========

   The purchase price allocation for this acquisition is preliminary and further refinements may be made based on the completion of final valuation studies, including the assignment of value to potential other identifiable intangible assets. In accordance with SFAS No. 142, the goodwill associated with this acquisition will not be amortized, but will be assessed for impairment on a periodic basis. The goodwill associated with this acquisition has been allocated to the International segment.

   The acquisition was recorded under the purchase method of accounting as of September 30, 2001. The operating results of Integra will be included in Genuity's consolidated statements of operations beginning October 1, 2001, the first reporting period subsequent to the consummation date of September 21, 2001. No events occurred between September 21, 2001 and September 30, 2001 at Integra that would have materially affected Genuity's consolidated financial position or results of operations.

                                  GENUITY INC.

   The following consolidated results of operations are presented as if the acquisition of Integra had been made at the beginning of the periods presented (in thousands):

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------  --------------------
                                      2000       2001       2000       2001
                                    ---------  ---------  ---------  ---------
Revenue...........................  $ 321,267  $ 312,226  $ 855,340  $ 936,855
                                    ---------  ---------  ---------  ---------
Operating Loss....................  $(274,323) $(304,517) $(731,989) $(982,777)
                                    ---------  ---------  ---------  ---------
Net Loss..........................  $(238,048) $(316,361) $(683,534) $(989,586)
                                    =========  =========  =========  =========
Basic and Diluted Loss Per Common
 Share............................  $   (1.09) $   (1.45) $   (6.64) $   (4.54)
                                    =========  =========  =========  =========
Basic and Diluted Weighted-Average
 Common Shares Outstanding........    217,812    217,812    102,928    217,812
                                    =========  =========  =========  =========

   The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or indicative of the future results of the combined operations. (See Note 12 for further discussion.)

3. SPECIAL CHARGE

   On May 3, 2001, the Company announced a plan to reduce future expenditures. This plan resulted in a reduction of the Company's full-time equivalent employees by 964, or 16%, and a reduction of 2001 capital expenditures from $2.2 billion to $1.4 billion. The projected 2001 capital expenditures were further reduced to $1.2 billion to $1.25 billion on August 22, 2001. In addition, the Company reduced its capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion and $5.0 billion. The reduction in the Company's employees impacted multiple functional areas throughout the Company. All 964 full-time equivalent employees assumed in the plan were terminated as of August 31, 2001. This included 776 employees and 188 contractors. Severance and associated termination benefits for the 776 employees included in the special charge, which is included in special items in the accompanying consolidated statements of operations, were approximately $17.9 million.

   In response to the reduced capital expenditure program and the elimination of 16% of the workforce, the Company reviewed its current leased facilities for opportunities for consolidation and future cost savings. As a result of this review, approximately 30 locations were identified, including a data center, several POP facilities, sales sites and administrative buildings, as sites which would be impacted. Of the 30 locations, 22 locations represent sites for which the Company had or was in the process of negotiating lease commitments, but had not relocated to by May 3, 2001 and will not occupy. The remaining 8 locations represent sites which the Company will vacate by the end of the second quarter of 2002. The lease termination dates on the underlying sites extend through 2011. Management will try to negotiate early buyouts on these lease facilities.

   Facility and equipment related costs of approximately $25.9 million in the special charge include lease termination costs, future lease commitments, net of estimated recoveries from subleasing, and impairment losses for related leasehold improvements. The remaining costs within the special charge of $4.1 million represent other exit costs.

   As a result of these actions during the second quarter of 2001, the Company recorded a special charge of approximately $47.9 million associated with the reduction in force and the reduced capital expenditure program. As of September 30, 2001, $15.7 million has been paid, $5.4 million represents impairment losses incurred in connection with the special charge and the remaining accrual associated with the special charge was approximately $26.8 million.

                                 GENUITY INC.

   The activity for the third quarter of 2001 associated with the special charge was as follows (in thousands):

   Balance as of June 30, 2001........................................ $ 37,853
   Cash Paid During the Quarter.......................................  (11,041)
                                                                       --------
   Balance as of September 30, 2001................................... $ 26,812
                                                                       ========

4. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment, net, was comprised of the following (in thousands):

                                                    December 31, September 30,
                                                        2000         2001
                                                    ------------ -------------
   Land............................................  $    4,855   $    9,969
   Buildings and improvements......................      56,888       78,404
   Communications network--fiber-optic cable.......     588,088      644,903
   Communications network--data processing
    equipment and machinery........................   1,387,243    1,866,842
   Furniture and fixtures..........................      19,546       38,441
   Leasehold improvements..........................     196,538      323,428
   Work in progress................................   1,270,455    1,348,465
                                                     ----------   ----------
     Subtotal......................................   3,523,613    4,310,452
   Accumulated depreciation........................    (513,907)    (768,159)
                                                     ----------   ----------
     Total.........................................  $3,009,706   $3,542,293
                                                     ==========   ==========

   Depreciation expense was $64.7 million and $112.6 million for the three months ended September 30, 2000 and 2001, respectively, and $149.6 million and $278.1 million for the nine months ended September 30, 2000 and 2001, respectively.

5. GOODWILL AND OTHER INTANGIBLES, NET

   Goodwill and other intangibles, net, was comprised of the following (in thousands):

                                                     December 31, September 30,
                                                         2000         2001
                                                     ------------ -------------
   Goodwill.........................................  $ 495,348     $ 562,014
   Customer bases...................................     77,000        77,000
   Trademarks.......................................     34,000        34,000
   Developed technology.............................     19,000        19,000
   In-place work forces.............................      9,190         9,190
   Internal use software............................     87,535       117,480
                                                      ---------     ---------
     Subtotal.......................................    722,073       818,684
   Accumulated amortization.........................   (195,624)     (244,083)
                                                      ---------     ---------
     Total..........................................  $ 526,449     $ 574,601
                                                      =========     =========

   Amortization expense was $16.6 million and $16.1 million for the three months ended September 30, 2000 and 2001, respectively, and $47.2 million and $47.3 million for the nine months ended September 30, 2000 and 2001, respectively.

   The increase in Goodwill in 2001 relates to the acquisition of Integra. (See Note 2 for further discussion.)

                                  GENUITY INC.

6. SHORT-TERM AND LONG-TERM OBLIGATIONS

   Short-term obligations and long-term obligations were as follows (in thousands):

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
   Current portion of capital leases.................   $26,032     $   71,166
   6% convertible subordinated debentures............     9,482          9,147
   Other short-term debt.............................       --             349
                                                        -------     ----------
     Total short-term obligations....................   $35,514     $   80,662
                                                        =======     ==========
   Capital leases....................................   $52,606     $  124,467
   Borrowings........................................       --       2,300,000
                                                        -------     ----------
     Total long-term obligations.....................   $52,606     $2,424,467
                                                        =======     ==========

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

   As of September 30, 2001, Genuity had purchased and retired debentures with a face value of $75.6 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at September 30, 2001 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

   On September 27, 2001, Genuity received proceeds from the issuance of private placement bonds totaling $1.15 billion. These bonds are backed by a letter of credit and mature on August 20, 2005. Interest is based on three month LIBOR plus 30 basis points and is payable quarterly in arrears. The principal is due at maturity.

   On September 5, 2000, the Company entered into a committed and unsecured $2.0 billion revolving line of credit facility. On September 24, 2001, this facility was amended and restated primarily to provide the Company with the option of using available amounts under the facility through the issuance of a letter of credit and to provide additional operating flexibility to the Company. The fee for the facility, which is based on our credit rating, is currently 12.5 basis points and is payable quarterly in arrears. The facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by our principal operating subsidiaries. The credit facility contains certain restrictions, including restrictions on the Company's ability to incur liens, and requires that we maintain a maximum debt to debt plus contributed capital ratio of 73%. An event of default requiring repayment is triggered if Genuity experiences a change of ownership. Verizon's exercise of its conversion rights related to its Class B common shares does not constitute a change in ownership, as defined in the agreement, assuming Verizon maintains a controlling interest in Genuity.

   On September 27, 2001, a $1.15 billion letter of credit was issued under the revolving credit facility to back the private bond placement discussed above. The fee on the letter of credit varies based on Genuity's credit rating. As of September 30, 2001, the total fee on the letter of credit was 97.5 basis points and is payable quarterly in arrears. The letter of credit expires on August 20, 2005.

   The remaining amount available under this revolving line of credit facility can be issued through a letter of credit or a credit advance. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or 50 basis points per annum above the federal funds rates or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments.

                                  GENUITY INC.

   On March 5, 2001, the Company entered into a credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2.0 billion. This facility matures on September 5, 2005. Interest is payable quarterly in arrears with the principal due at maturity. Interest expense on the credit facility is based on three month LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on three month LIBOR plus 225 basis points. Genuity is obligated to repay the borrowings if Verizon reasonably believes that continuing to lend would place it in violation of any rules or regulations that Verizon is subject to. As of September 30, 2001, borrowings under this line of credit totaled $1.15 billion.

   Debt issuance costs were $12.3 million at September 30, 2001 and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

7. STOCKHOLDERS' EQUITY

Preferred Stock

   Our Class A common stock trades on the NASDAQ (GENU) and the Nouveau Marche (Genuity REGS 144). Until October 12, 2002, the shares of Class A common stock that trade on the Nouveau Marche may be resold, pledged, or otherwise hedged or transferred only in accordance with Regulation S under the Securities Act of 1933, which prohibits sales, pledges, hedges or other transfers within the United States or to U.S. persons prior to that date. Thereafter, the shares may be resold, pledged, or otherwise hedged or transferred in accordance with Rule 144 under the Securities Act of 1933.

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

                                  GENUITY INC.

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

                                  GENUITY INC.

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

                                  GENUITY INC.

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

Additional Paid-In Capital

   Genuity received contributions from GTE of $1.2 billion for the nine months ended September 30, 2000. In June 2000, Genuity raised $1.8 billion in proceeds, net of expenses, from the initial public offering of its Class A common stock. In September 2001, additional paid-in capital increased $73.3 million as a result of the shares issued to acquire a 75% ownership interest in Integra (See Note 2 for further discussion).

8. EARNINGS PER SHARE

   The weighted-average common shares outstanding for both basic and diluted earnings per share were 192,169,000 shares and 77,284,865 shares for the three and nine month periods ending September 30, 2000, respectively, and 194,956,309 shares and 193,108,313 for the three and nine month periods ending September 30, 2001. Potential common shares were not included in the computation of weighted-average diluted shares outstanding for the three and nine months ended September 30, 2000 and September 30, 2001 because their inclusion would be anti-dilutive. Contingently issuable shares were not included in the computation of weighted-average diluted shares outstanding for the three and nine months ended September 30, 2000 and September 30, 2001, as the necessary conditions surrounding the share issuance had not been met.

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

   Hosting and Value-Added Services--Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as the infrastructure to communicate with suppliers, customers and employees, as well as to deliver interactive content and conduct online commerce. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 9 data centers in the United States. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

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

                                  GENUITY INC.

   International--International revenues include all international revenues for Access, Hosting and Value-Added Services. Genuity operates 8 data centers outside of the United States: one in Leeds, England, one in Amsterdam, Netherlands and as a result of the acquisition of Integra in London, England, Paris, France, Frankfurt, Germany, Milan, Italy, Stockholm, Sweden, and Madrid, Spain.

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

   Revenues from America Online, including AOL Japan, in relation to Genuity's total revenues were 43% and 34% for the nine months ended September 30, 2000 and 2001, respectively. Revenues from Verizon in relation to Genuity's total revenues were 17% for the nine months ended September 30, 2001.

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

                                  GENUITY INC.

   Financial information for Genuity's segments is as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                             -------------------------- ----------------------
                                 2000         2001         2000        2001
                             ------------ ------------- ----------  ----------
Revenues
  Access....................  $  232,387   $  232,019   $  620,007  $  674,819
  Hosting and Value-Added
   Services.................      32,711       31,063       89,218     107,193
  Transport.................      26,995       25,600       72,482      77,861
  International.............      16,049       13,580       42,211      44,650
                              ----------   ----------   ----------  ----------
    Total revenues..........     308,142      302,262      823,918     904,523
Operating Expenses
  Cost of sales.............     339,316      318,965      931,466   1,009,716
  Selling, general and
   administrative...........     139,213      135,845      372,194     441,685
  Depreciation and
   amortization.............      81,250      128,721      196,844     325,431
  Special items.............       2,775          424       11,543      48,333
                              ----------   ----------   ----------  ----------
    Total operating
     expenses...............     562,554      583,955    1,512,047   1,825,165
                              ----------   ----------   ----------  ----------
Operating Loss..............    (254,412)    (281,693)    (688,129)   (920,642)
Other Income (Expense)
  Interest income (expense),
   net......................      27,912      (18,510)      26,966     (23,450)
  Other, net................      (1,667)         959         (229)      1,055
                              ----------   ----------   ----------  ----------
Loss Before Income Taxes....  $ (228,167)  $ (299,244)  $ (661,392) $ (943,037)
                              ==========   ==========   ==========  ==========
Capital Expenditures (1)
  Access....................  $  195,341   $   80,011   $  304,542  $  204,246
  Hosting and Value-Added
   Services.................      66,049       26,685      120,468      59,333
  GNI/Transport.............     135,810       30,389      434,801     339,772
  International.............      23,611       29,637       33,086      44,457
  Other.....................      20,518       42,154       49,204     121,769
                              ----------   ----------   ----------  ----------
    Total...................  $  441,329   $  208,876   $  942,101  $  769,577
                              ==========   ==========   ==========  ==========
Depreciation and
 Amortization
  Access....................  $   15,706   $   24,188   $   40,414  $   61,260
  Hosting and Value-Added
   Services.................       8,010        9,497       18,050      28,092
  GNI/Transport.............      36,492       69,704       86,933     173,178
  International.............         839        4,477        1,227       8,883
  Other.....................      20,203       20,855       50,220      54,018
                              ----------   ----------   ----------  ----------
    Total...................  $   81,250   $  128,721   $  196,844  $  325,431
                              ==========   ==========   ==========  ==========
                             December 31, September 30,
                                 2000         2001
                             ------------ -------------
Property, Plant and
 Equipment, Net
  Access....................  $  606,003   $  753,989
  Hosting and Value-Added
   Services.................     254,488      290,156
  GNI/Transport.............   1,974,123    2,142,248
  International.............      35,639      115,821
  Other.....................     139,453      240,079
                              ----------   ----------
    Total...................  $3,009,706   $3,542,293
                              ==========   ==========

--------
(1) Includes accruals and capital leases. Excludes capitalized software.

                                  GENUITY INC.

10. COMMITMENTS AND CONTINGENCIES

Leases

   Genuity leases office space, network equipment and managed modems under long-term capital and operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $19.9 million and $21.9 million for the three months ended September 30, 2000 and 2001, respectively, and was $52.9 million and $72.0 million for the nine months ended September 30, 2000 and 2001, respectively. Rent expense attributable to our fiber optic network, including Points of Presence (POP) and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   As of September 30, 2001, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

                                                             Capital   Operating
                                                              Leases    Leases
                                                             --------  ---------
      2001.................................................. $ 10,500  $ 15,600
      2002..................................................   85,600    53,600
      2003..................................................   71,200    47,400
      2004..................................................   20,200    41,800
      2005..................................................   36,000    36,800
      Thereafter............................................   34,800   149,000
                                                             --------  --------
        Total minimum lease payments........................  258,300  $344,200
                                                                       ========
      Amount representing interest..........................  (62,700)
                                                             --------
      Present value of minimum lease payments............... $195,600
                                                             ========

   GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

   Genuity has entered into several agreements for indefeasible rights of use ("IRU"s) for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of September 30, 2001, the future minimum commitments under these agreements were as follows (in thousands):

      2001............................................................ $ 95,000
      2002............................................................   60,000
                                                                       --------
        Total future minimum commitments.............................. $155,000
                                                                       ========

   Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of September 30, 2001, the outstanding commitments under the agreements were as follows (in thousands):

      2001............................................................. $13,000
      2002.............................................................   8,000
                                                                        -------
        Total future minimum commitments............................... $21,000
                                                                        =======

                                  GENUITY INC.

   Genuity has entered into non-cancelable long-term purchase commitments with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of September 30, 2001, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

      2001............................................................ $ 31,000
      2002............................................................  320,000
      2003............................................................  324,000
      2004............................................................  157,000
      Thereafter......................................................   15,000
                                                                       --------
        Total future minimum commitments.............................. $847,000
                                                                       ========

   Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of September 30, 2001, the future minimum commitments under these agreements were as follows (in thousands):

      2001............................................................ $    --
      2002............................................................  384,000
      2003............................................................   86,000
      2004............................................................   40,000
      2005............................................................   93,000
      Thereafter......................................................   41,000
                                                                       --------
        Total future minimum commitments.............................. $644,000
                                                                       ========

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

                                  GENUITY INC.

11. RELATED PARTY TRANSACTIONS

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

   On March 5, 2001, the Company entered into a line of credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on September 5, 2005. Interest is payable quarterly in arrears with the principal due at maturity. Interest expense on the credit facility is based on three month LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on three month LIBOR plus 225 basis points. As of September 30, 2001, borrowings under this line of credit totaled $1.15 billion.

 Revolving Line of Credit Facility

   On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility, as amended and restated with a consortium of 9 banks (See
Note 6 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the line of credit were entered into based on prevailing market rates. On September 27, 2001, a $1.15 billion letter of credit was issued to guarantee a private placement bond issuance.

12. SUBSEQUENT EVENTS

   Subsequent to September 21, 2001, the tender offer for the acquisition of Integra shares was reopened. On October 11, 2001, the reopened tender offer was settled and an additional 3,474,596 shares of Genuity Class A common stock were issued. Genuity stock was issued, to each Integra stockholder who was not a U.S. person, at an exchange ratio of three shares of Genuity Class A common stock for every four Integra shares tendered.

                                  GENUITY INC.

Integra stock warrants and stock options were exchanged for newly issued shares of Genuity Class A common stock at a ratio of 0.068 shares of Genuity Class A common stock for each Integra stock warrant or stock option exchanged. These shares trade on the Nouveau Marche, and were issued under Regulation S of the Securities Act of 1933. Additionally, 2,217,561 shares of newly issued Genuity Class A common stock were exchanged for shares of Integra in certain private placements. These shares are not publicly-traded and were issued under Regulation D of the Securities Act of 1933. To date, Genuity has acquired approximately 92% of Integra's outstanding shares.

   On November 1, 2001, the Company announced a company-wide restructuring and cost savings plan. As a result of these actions, Genuity will further reduce its U.S.-based workforce by approximately 22 percent of full-time employees and slightly over 50 percent of its contractor positions. The total reduction will be approximately 24 percent of full-time equivalent employees with the majority of the reductions occurring in the fourth quarter of 2001.

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

RESULTS OF OPERATIONS

2001 Compared to 2000

Revenues (in thousands)

                                                        Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
   Access........................................... $232,387  75% $232,019  77%
   Hosting and Value-Added Services.................   32,711  11    31,063  10
   Transport........................................   26,995   9    25,600   8
   International....................................   16,049   5    13,580   5
                                                     -------- ---  -------- ---
     Total.......................................... $308,142 100% $302,262 100%
                                                     ======== ===  ======== ===
                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2000          2001
                                                     ------------  ------------
                                                      Amount   %    Amount   %
                                                     -------- ---  -------- ---
   Access........................................... $620,007  75% $674,819  75%
   Hosting and Value-Added Services.................   89,218  11   107,193  12
   Transport........................................   72,482   9    77,861   9
   International....................................   42,211   5    44,650   4
                                                     -------- ---  -------- ---
     Total.......................................... $823,918 100% $904,523 100%
                                                     ======== ===  ======== ===

   Total revenues for the quarter ended September 30, 2001 decreased $5.9 million, or 2%, and revenues for the first nine months 2001 increased $80.6 million, or 10% over the same periods in 2000.

   Access. Access revenues for the quarter ended September 30, 2001 decreased $0.4 million, or 0.2%, and for the first nine months of 2001 increased $54.8 million, or 9%, over the same periods in 2000. The quarterly decrease is due to a $34.4 million, or 21%, decrease in dial-up revenues, which include revenues from America Online, Inc. ("America Online", or "AOL"). Included in the $34.4 million quarterly decrease is a $19.7 million decrease in wholesale-dial revenues (excluding revenues from AOL) due to the Company's reduced focus on this service offering. The decrease also reflects the impact of the AOL contractual price reduction implemented in the fourth quarter of 2000. The impact of this reduction on the third quarter of 2001 results as compared to the corresponding period in 2000 totaled approximately $41.8 million. These decreases were offset by a $28.8 million, or 171%, increase in broadband revenues, (excluding broadband revenues from AOL) and to a lesser extent a $6.7 million, or 15%, increase in dedicated access revenues compared to the third quarter of 2000. The $28.8 million increase in broadband revenues was driven by an increase in users from approximately 111,000 users as of September 30, 2000 to approximately 293,000 users as of September 30, 2001.

   The increase for the first nine months in 2001 compared to the same period in 2000 is primarily due to an increase in broadband revenues (excluding broadband revenues from AOL) of $88.9 million, or 313%, and to a lesser extent a $33.4 million, or 27%, increase in dedicated access revenues. These increases were partially offset by a decrease in AOL revenues of $49.6 million, or 14%.

   The AOL agreement includes provisions for minimum purchase requirements at fixed monthly fees, subject to market pricing adjustments, service level requirements and termination provisions. The AOL agreement includes two scheduled price reductions in the fixed monthly fees for dial-up access services. The first price reduction commenced in the fourth quarter of 2000 and the next scheduled reduction will occur as of June 1, 2002. Assuming that the number of modems remain constant, the total impact on 2002 revenue will be a reduction in revenue in the $40 million to $60 million range primarily impacting the last six months of 2002.

   Hosting and Value-Added Services. Hosting and Value-added services revenues for the quarter ended September 30, 2001 decreased $1.6 million, or 5%, and for the first nine months of 2001 increased $18.0 million, or 20%, over the same periods in 2000. The quarterly decrease was primarily due to customer churn, customer reconfiguration of their eBusiness solutions and a slower economic environment. In addition, the average new deal size for hosting contracts remained constant at $284,000 in the quarter ended September 30, 2001 compared to the corresponding period in 2000. The number of managed hosting customers decreased from 320 at September 30, 2000 to 287 at September 30, 2001. Hosting and Value-added services revenue for the quarter ended September 30, 2001 decreased $6.4 million, or 17%, compared to the previous quarter. This decrease was due to lower order volume reflecting the current slower economic environment, as well as customer turnover. The number of managed hosting customers decreased from 296 at June 30, 2001 to 287 at September 30, 2001. The future outlook for new hosting orders is dependent on the condition of the overall economy and customers' IT spending plans. The increase for the first nine months of 2001 compared to the same period in 2000 is primarily due to the increase in the average new deal size associated with managed hosting customers.

   Transport. Transport revenues for the quarter ended September 30, 2001 decreased $1.4 million, or 5%, and for the first nine months of 2001 increased $5.4 million, or 7%, over the same periods in 2000. The increase for the first nine months of 2001 compared to the same period in 2000 is due primarily to the sale of excess capacity on the network as new network segments became operational, as well as, increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

   International. International revenues for the quarter ended September 30, 2001 decreased $2.5 million, or 15%, and for the first nine months of 2001 increased $2.4 million, or 6%, over the same periods in 2000. The quarterly decrease is primarily due to competitive price declines and the impact of unfavorable foreign currency translation.

Cost of Sales

   Cost of sales for the quarter ended September 30, 2001 decreased $20.4 million, or 6%, and for the first nine months of 2001 increased $78.3 million, or 8%, over the same periods in 2000. The quarterly decrease is a result of decommissioning circuits to improve the network utilization. The increase for the first nine months of 2001 compared to the same period in 2000 is due to the expansion of the network infrastructure in order to provide access to a broader base of customers and to provide increased scope of services to Internet access customers.

   Telecommunications circuit costs are the largest component of cost of sales. For the quarter ended September 30, 2001, circuit costs decreased $25.0 million, or 10%, and for the first nine months of 2001 increased $37.0 million, or 6%, over the same periods in 2000. The Company is focused on improving the efficiency of the network and reducing circuit costs. These efforts include increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. The Company has entered into long-term arrangements with several managed modem vendors. These arrangements, which are capitalized and financed through lease obligations, will result in future reductions in circuit costs and future increases in depreciation and amortization expense and interest expense. These efforts resulted in a 8% reduction in circuit costs for the quarter ended September 30, 2001 compared to the previous quarter.

   Cost of sales, as a percentage of total revenues, was 110% and 106% for quarters ended September 30, 2000 and 2001, respectively. Telecommunications circuit costs, as a percentage of total revenues, were approximately 79% and 72% for the quarters ended September 30, 2000 and 2001, respectively.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased $3.4 million, or 2%, and for the first nine months of 2001 increased $69.5 million, or 19%, over the same periods in 2000. The quarterly decrease is primarily due to the benefit of the headcount reduction implemented in the second quarter of 2001. The increase for the first nine months of 2001 compared to the same period in 2000 is primarily due to higher selling expenses directly attributable to an increase in the number of sales and sales-related employees, both domestically and internationally, and to higher advertising expense due to increased branding efforts. Also contributing to this increase were the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses. Bad debt expense is included in selling, general and administrative expenses, which increased $6.1 million and $20.5 million for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000.

Depreciation and Amortization

   Depreciation and amortization expenses for the quarter ended September 30, 2001 increased $47.5 million, or 58%, and for the first nine months of 2001 increased $128.6 million, or 65%, over the comparable periods in 2000. This increase reflects the continuing investment in our network infrastructure in order to support our growth in customers and services.

Special Items

   Special items include costs associated with the Company's workforce reduction initiative and other costs related to facilities that will be exited. In addition, special items include impairment losses and net gains (losses) on fixed asset sales.

   The Company recorded an impairment loss of approximately $0.4 million and $2.8 million in the quarters ended September 30, 2001 and 2000, respectively, and $5.8 million and $14.9 million for the nine months ended September 30, 2001 and 2000, respectively.

   The Company recorded a special charge of approximately $47.9 million in the quarter ended June 30, 2001 related to the Company's announcement of a restructuring plan on May 3, 2001. This plan included a reduction of the Company's full-time equivalent employees by approximately 16% and a reduction in the capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion to 5.0 billion.

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

Interest Income (Expense)

   Interest expense for the quarter and nine months ended September 30, 2001 was $18.5 million and $23.5 million, respectively, compared to interest income of $27.9 million and $27.0 million for the quarter and nine months ended September 30, 2000, respectively. During 2000, the cash proceeds from our initial public offering generated an increase in interest income. In 2001, Genuity increased its borrowings, which resulted in an increase in interest expense during the quarter and nine month periods.

Income Taxes

   Genuity generated pre-tax book losses of $299.2 million and $228.2 million for the quarters ended September 30, 2001 and 2000, respectively. Federal income tax returns were filed on a consolidated basis with GTE, now part of Verizon, through the date of Genuity's initial public offering. The taxable losses generated by Genuity up until the date of its initial public offering were benefited by GTE in its consolidated tax return. Genuity received reimbursements for these tax benefits of $62.5 million for the nine month period ended September 30, 2000. To reflect Genuity's income tax provision on a comparable basis to future periods, these reimbursements have been accounted for as capital contributions. The tax provision was computed on a stand-alone basis and represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses, as their future realizability is uncertain.

Net Loss

   Net losses increased to $300.4 million for the quarter ended September 30, 2001 compared to $228.9 million for the quarter ended September 30, 2000 and increased to $946.3 million for the first nine months of 2001 compared to $663.4 million for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $409.5 million and $717.2 million for the first nine months of 2000 and 2001, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

   Net cash used in investing activities was $863.9 million and $1.1 billion for the first nine months of 2000 and 2001, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for construction of our network infrastructure, as well as leasehold improvements, furniture, fixtures, computers, software and other equipment. As of September 30, 2001, Genuity had $270.4 million of capital commitments outstanding, which are expected to be paid in the fourth quarter of 2001. On September 21, 2001, the Company completed the initial settlement of its tender offer to acquire shares of Integra. Genuity issued 25.6 million Class A common shares to acquire approximately 75% of Integra's outstanding shares. Net cash paid in connection with the acquisition was $1.5 million.

   Net cash received from financing activities was $2.9 billion and $2.3 billion for the first nine months of 2000 and 2001, respectively. Capital contributions from GTE totaled $1.2 billion for the first nine months of 2000. On June 30, 2000, Genuity completed an initial public offering of its Class A common stock and received net proceeds of approximately $1.8 billion.

   On September 27, 2001, Genuity received proceeds from the issuance of private placement bonds totaling $1.15 billion. These bonds are backed by a letter of credit and mature on August 20, 2005. Interest is based on three month LIBOR plus 30 basis points and is payable quarterly in arrears.

   Genuity has a committed and unsecured $2.0 billion revolving line of credit facility. On September 24, 2001, this facility was amended and restated primarily to provide the Company with the option of using available amounts under the credit facility through the issuance of a letter of credit and to provide additional operating flexibility to the Company. The fee for the facility, which is based on our credit rating, is currently 12.5 basis points and is payable quarterly in arrears. The facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The facility is guaranteed by our principal operating subsidiaries. The credit facility contains certain restrictions, including the Company's ability to incur liens, and requires that we maintain a maximum ratio of debt to debt plus contributed capital of 73%.

   On September 27, 2001, a $1.15 billion letter of credit was issued under the revolving credit facility to back the private bond placement discussed above. The fee on the letter of credit varies based on Genuity's credit rating. As of September 30, 2001, the total fee on the letter of credit was 97.5 basis points and is payable quarterly in arrears. The letter of credit expires on August 20, 2005.

   The remaining amount available under this revolving line of credit facility can be issued through a letter of credit or a credit advance. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or 50 basis points per annum above the federal funds rates or (2) for London Inter-bank Offer Rate ("LIBOR") advances, LIBOR plus a percentage determined based on our credit rating. The interest on credit advances will be payable in quarterly installments.

   On March 5, 2001, the Company entered into a credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on September 5, 2005. Interest is payable quarterly in arrears with the principal due at maturity. Interest expense on the credit facility is based on three month LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on three month LIBOR plus 225 basis points. As of September 30, 2001, borrowings under this line of credit totaled $1.15 billion.

   Debt issuance costs were $12.3 million at September 30, 2001 and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

   As of May 3, 2001, the Company announced a plan to reduce future expenditures. This plan resulted in a reduction of the Company's full-time equivalent employees by approximately 16% and a reduction in 2001 capital expenditures from $2.2 billion to $1.4 billion. The projected 2001 capital expenditures were further reduced to $1.2 billion to $1.25 billion on August 22, 2001.

   On November 1, 2001, the Company announced a company-wide restructuring and cost savings plan. As a result of these actions, Genuity will further reduce its U.S.-based workforce by approximately 22 percent of full-time employees and slightly over 50 percent of its contractor positions. The total reduction will be approximately 24 percent of full-time-equivalent employees with the majority of the reductions occurring in the fourth quarter of 2001.

   Genuity is in the process of reviewing its long-term plan to operate within the sources of capital currently available to the Company and it is expected that the capital expenditures will be lower than the $4.0 billion to $5.0 billion over the four-year period ending December 31, 2004 disclosed previously. Cash requirements will depend on a number of factors, including: the pace at which Genuity expands its network infrastructure and the associated costs; the rate at which customers purchase Genuity services and the pricing of those services; the level of marketing required to build the Genuity brand, to acquire and retain customers and to maintain a competitive position in the marketplace; the rate at which Genuity invests in support systems and engineering; and investment opportunities in complementary businesses or technologies. Genuity believes that the current liquidity is sufficient to meet its current operating and capital needs through 2002.

   As of September 30, 2001, Genuity's indebtedness included $9.1 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 in principal amount of debentures. The debentures are unsecured obligations of Genuity and are subordinated in right of payment to our senior indebtedness, if any.

   As of September 30, 2001, Genuity's indebtedness also included $195.6 million in capital leases. The capital leases have original terms of 5 to 10 years from the date of purchase, with principal and interest payable monthly or quarterly in advance.

COMMON STOCK

   As of September 30, 2001, the Company's common stock outstanding totaled approximately 217,812,243 consisting of 199,556,243 shares of Class A common stock and 18,256,000 shares of Class B common stock. The Class B shares are wholly-owned either directly or indirectly, by Verizon. These shares are convertible, under certain conditions, into 800,000,000 shares of Class A or Class C common stock resulting in a total of approximately 999,556,243 common shares outstanding.

   Under generally accepted accounting principles the Class B shares cannot be reflected on an as-converted basis until the conditions surrounding the share conversion have been met. External sources, such as the research reports written by major investment banks, typically reflect these Class B shares on an as-converted basis, utilizing the 999,556,243 shares as the basis for their calculations. However, some external sources, utilize only Class A, or Class A plus Class B, shares for their per share calculations. Investors relying on any external information sources should understand the share basis that was used for the calculations.

INFLATION

   Inflation has not had a material adverse impact on the Company's business or operating results during the periods presented, nor does the Company believe inflation will have a material impact on future business or operating results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has adopted SFAS No. 141 as of July 1, 2001 for all new business combinations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required during this quarter to account for the acquisition of Integra, a transaction consummated after June 30, 2001. As a result, goodwill arising from the acquisition is not being amortized. The remaining provisions of this statement will be adopted in January 2002. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that one effect of implementing this standard will be reduced goodwill amortization expense of approximately $28.0 million in 2002 as a result of adopting this statement on January 1, 2002.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs are required to be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for all fiscal years beginning after June 15, 2002. Management is currently evaluating the effects of this statement.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effects of this statement.

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

   As of December 31, 2000 and September 30, 2001, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. Current interest rate risk on the debentures and short-term borrowings is mitigated by the fact that they are short-term.

   As of September 30, 2001, Genuity's long-term debt consisted of $1.15 billion of private placement bonds and $1.15 billion of notes payable to Verizon. The interest rate risk on this debt is mitigated by the fact that the debts bear a variable interest rate.

   Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow. As of September 30, 2001, the net assets of Genuity's foreign operations, including the net assets of Integra, were not material.

   Currently, Genuity does not use interest rate derivative instruments to manage its exposure to interest rate changes; however, Genuity may utilize derivative instruments to hedge certain exposures in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

   On September 21, 2001, Genuity closed the initial tender offer for Integra and issued 25,643,243 shares of Class A common stock, to each Integra stockholder who was not a U.S. person, at an exchange ratio of three shares of Genuity Class A common stock for every four Integra shares tendered. Integra stock warrants and options were exchanged for newly issued shares of Genuity Class A common stock at a ratio of 0.068 shares of Genuity Class A common stock for each Integra stock warrant or stock option exchanged. As a result of this transaction, Genuity has acquired approximately a 75% ownership interest in Integra. These shares trade on the Nouveau Marche, and are not registered in the United States. These shares were issued under Regulation S of the Securities Act of 1933, and are exempt from registration with the Securities and Exchange Commission.

Use of Proceeds

   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None.

   (b) Reports on Form 8-K

   Genuity filed a current report on Form 8-K on August 8, 2001, reporting under Item 5 the issuance of a press release discussing the financial results for the quarter ended June 30, 2001.

   Genuity filed a current report on Form 8-K on August 22, 2001, reporting under Item 9, information to be presented in an analyst meeting including: reviewing the company's managed hosting strategy, and giving an update on current network infrastructure projects, including a reduction in the Company's 2001 capital expenditures from $1.4 billion to $1.5 billion to $1.2 billion to $1.25 billion achieved through continued efficiencies in its operations.

   Genuity filed a current report on Form 8-K on September 28, 2001, reporting under Item 5 indicating that the Company raised $1.15 billion through the placement of four-year floating rate bonds. These bonds are backed by a letter of credit which was drawn under the amended $2 billion credit agreement with a syndicate of banks.

   Genuity filed a current report on Form 8-K on September 28, 2001, reporting under Item 2, the completion of the initial closing of its public exchange offer for the outstanding shares of Integra. Genuity acquired approximately 75% of the outstanding shares of Integra.

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

Dated: November 14, 2001