Form 10-K/A
period 2000-12-31
GENUITY INC
filed 2002-02-12
CIK 1110794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

/X/ AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ______ TO

                          COMMISSION FILE NUMBER: 30837

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 28, 2001, the aggregate market value of the shares of Class A common stock held by non-affiliates of the Company was approximately $287,888,000.(1)

     The Company had 173,913,000 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at March 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference:



                                                                                                  PART OF FORM 10-K
                                                                                                          INTO
                              DOCUMENT                                                            WHICH INCORPORATED
                              --------                                                            -------------------
Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2001.             Part III

(1) As used herein, "voting stock held by non-affiliates" means shares of common stock held by persons other than executive officers, directors and persons holding in excess of 5% of the registrant's common stock. The determination of market value of the common stock is based on the last reported sale price as reported by the Nasdaq National Market on the date indicated. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purpose.

     The sole purpose of this filing on Form 10-K/A is to refile Exhibit 10.34 to the Annual Report on Form 10-K of the Company dated March 30, 2001, occasioned by an amended application for Confidential Treatment for certain portions of Exhibit 10.34.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            GENUITY INC.

                                            BY: /s/ DANIEL P. O'BRIEN
                                                --------------------------
                                                    DANIEL P. O'BRIEN
                                                EXECUTIVE VICE PRESIDENT
                                               AND CHIEF FINANCIAL OFFICER
                                                (DULY AUTHORIZED OFFICER)

Dated: February 12, 2002

                                  EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference. As indicated, various exhibits are incorporated herein by reference to (i) Genuity's Registration Statement on Form S-1 (File No. 333-34342) (referred to as "34342"); (ii) Genuity's Form 8-K (File No. 000-30837) dated September 7, 2000 (referred to as "9/7/00 8-K"); (iii) Genuity's Registration Statement on Form S-8 (File No. 333-54524) (referred to as "54524"); (iv) Genuity's Form 8-K (File No. 000-30837) dated March 9, 2001 (referred to as "3/9/01 8-K") and (v)
Genuity's Annual Report on Form 10-K (File No. 000-30837) dated March 30, 2001 (referred to as "10-K").


                                                                                                  REFERENCED
EXHIBIT                                                                                            EXHIBIT
NUMBER                        EXHIBIT TITLE                                                         NUMBER            DOCKET
-------                       -------------                                                       -----------         ------
3.1       Amended and Restated Certificate of Incorporation                                           3.2             34342

3.2       Amended and Restated By-laws                                                                3.4             34342

4.1       Specimen Class A Common Stock Certificate                                                   4.1             34342

4.2       Genuity Savings Plan                                                                        4.5             54524

10.1      2000 Long-Term Stock Incentive Plan                                                        10.1             34342

10.2      Outside Directors' Compensation Plan                                                       10.2             34342

10.3      IRU Agreement dated as of May 2, 1997 by and between Qwest Communications
          Corporation and GTE Intelligent Network Services Incorporated                              10.3             34342

10.4      First Amendment to IRU Agreement dated as of August 13, 1997                               10.4             34342

10.5      Second Amendment to IRU Agreement dated as of May 29, 1998                                 10.5             34342

10.6      Third Amendment to IRU Agreement dated as of November 16, 1998                             10.6             34342

10.7      Fourth Amendment to IRU Agreement dated as of February 5, 1999                             10.7             34342

10.8      Network Services Agreement by and between America Online, Inc. and BBN
          Corporation effective as of December 31, 1999                                              10.8             34342

10.9      Form of Agreement for Transition Services between GTE Service Corporation
          and Genuity Solutions Inc.                                                                 10.9             34342

10.10     Form of Agreement for IT Transition Services between GTE Service Corporation
          and Genuity Solutions Inc.                                                                 10.10            34342

10.11     Form of Purchase, Resale and Marketing Agreement between Bell Atlantic
          Corporation and Genuity Solutions Inc.                                                     10.11            34342

10.12     Form of Software License Agreement between GTE Service Corporation and
          Genuity Solutions Inc.                                                                     10.12            34342

10.13     Form of Software Development and Technical Services Agreement between GTE
          Service Corporation and Genuity Solutions Inc.                                             10.13            34342

10.14     Form of Intellectual Property Ownership and Cross License Agreement between
          GTE Service Corporation and Genuity Solutions Inc.                                         10.14            34342

10.15     Form of Facility Lease Agreement                                                           10.15            34342

10.16     Form of Sublease Agreement                                                                 10.16            34342

10.17     Form of Assignment and Assumption of Lease                                                 10.17            34342


                                                                                                  REFERENCED
EXHIBIT                                                                                            EXHIBIT
NUMBER                        EXHIBIT TITLE                                                         NUMBER            DOCKET
-------                       -------------                                                       -----------         ------
10.18     Form of Financial Support Agreement Regarding Guaranty of Obligation between
          GTE Corporation and Genuity Inc.                                                           10.18            34342

10.19     Form of Request by Genuity Inc. for Continuation of Financial Support after
          Separation between GTE Corporation and Genuity Inc                                         10.19            34342

10.20     Master Services Agreement dated as of September 14, 1999 between GTE
          Network Services and GTE Global Network Incorporated                                       10.20            34342

10.21     Form of First Amendment to Master Services Agreement between GTE
          Network Services and GTE Corporation                                                       10.21            34342

10.22     Form of Second Amendment to Master Services Agreement between GTE
          Network Services and GTE Corporation                                                       10.22            34342

10.23     Executive Deferral Plan                                                                    10.23            34342

10.24     2000 Executive Incentive Plan                                                              10.24            34342

10.25     Executive Employment Agreement between Genuity Inc. and Paul R. Gudonis                    10.25            34342

10.26     Executive Employment Agreement between Genuity Inc. and Joseph C. Farina                   10.26            34342

10.27     Executive Employment Agreement between Genuity Inc. and Daniel P. O'Brien                  10.27            34342

10.28     Executive Employment Agreement between Genuity Inc. and Ira H. Parker                      10.28            34342

10.29     Registration Rights Agreement between Genuity Inc. and GTE Corporation
          and Contel Federal Systems, Inc.                                                           10.34            34342

10.30     Subscription and Recapitalization Agreement between Genuity Inc. and GTE
          Corporation and Contel Federal Systems, Inc.                                               10.35            34342

10.31     Form of Software Escrow Agreement between GTE Service Corporation and
          Genuity Solutions Inc.                                                                     10.36            34342

10.32     $2,000,000,000 Five-Year Credit Agreement, dated as of September 5, 2000, among
          Genuity Inc., The Chase Manhattan Bank, Chase Securities, Inc., Citibank, N.A.,
          Credit Suisse First Boston and Deutsche Bank AG, and the banks, financial
          institutions and other institutional lenders listed therein.                               10.1           9/7/00 8-K

10.33     $500,000,000 Credit Agreement, dated as of March 5, 2001, between
          Genuity Inc. and Verizon Investments Inc.                                                  10.1           3/9/01 8-K

10.34     Brand, Technology and Co-Marketing Agreement dated as of June 30, 2000 by and between
          TELUS Corporation, Genuity Solutions Inc. and Genuity Inc.                                  -                 +

10.35     Amendment to Brand, Technology and Co-Marketing Agreement dated as of                      10.35             10-K
          November 7, 2000

10.36     Letter Agreement dated as of November 3, 2000 by and between GTE                           10.36             10-K
          Corporation, Genuity Solutions Inc. and Genuity Inc.

21.1      Subsidiaries                                                                               21.1              10-K

23.1      Consent of Arthur Andersen LLP                                                              -                 *

+ Previously filed as Exhibit 10.34 to the 10-K, and refiled herewith pursuant to an amended application for Confidential Treatment for certain portions thereof.
*         Filed herewith