Form 10-K
period 2001-12-31
GENUITY INC
filed 2002-04-01
CIK 1110794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 30837

GENUITY INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	74-2864824 (IRS Employer Identification No.)
225 Presidential Way, Woburn, MA (Address of principal executive offices)	01801 (zip code)

781-865-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None.
Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock, $0.01 Par Value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 22, 2002, the aggregate market value of the shares of Class A common stock held by non-affiliates of the Company was approximately $167,088,000.(1)

        The Company had 205,248,400 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at March 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated herein by reference:

Document	Part of Form 10-K Into which Incorporated
Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 16, 2002.	Part III

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

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "future," "potential," or "continue," the negative of these terms and other comparable terminology. These statements are only predictions based on our current knowledge, beliefs, expectations and specific assumptions about future events. Because these forward-looking statements involve risks, contingencies and uncertainties, there are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled "Cautionary Factors that May Affect Future Results."

        We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Further, disclosures that we make on related subjects in our additional filings with the Securities and Exchange Commission should be consulted.

PART I

ITEM 1. BUSINESS

Overview

        Genuity Inc., a Delaware Corporation incorporated on June 23, 2000, and subsidiaries ("Genuity" or the "Company") completed its initial public offering in June 2000. We have evolved from our initial foundation with BBN Corporation ("BBN") and subsequent ownership by GTE Corporation ("GTE"). BBN was a leading provider of Internet and internetworking services and solutions to businesses and other organizations, and a provider of contract research, development, and consulting services to governmental and other organizations. BBN was incorporated as a Massachusetts corporation in 1953, under the name Bolt Beranek and Newman Inc., as the successor to a partnership formed in 1948. During 1997, GTE acquired BBN, and by combining BBN with GTE's existing Internet services business, formed GTE Internetworking Incorporated ("GTE Internetworking").

        In July 1998, Bell Atlantic Corporation ("Bell Atlantic") and GTE agreed to a merger of equals transaction. This merger required the approval of the Federal Communications Commission ("FCC"). The FCC issued a memorandum opinion and order (the "FCC Order") approving the transaction and requiring, among other things, that GTE sell shares of our Class A common stock to the public. On April 6, 2000, we changed our name from GTE Internetworking to Genuity Inc. On June 22, 2000, GTE executed a recapitalization agreement, under which GTE exchanged all of the shares of our common stock for shares of Class B common stock that would equal 9.5% of the total number of shares of our common stock outstanding immediately after completion of the sale of our Class A common stock to the public. We completed our initial public offering of our Class A common stock on June 30, 2000 and on that date GTE and Bell Atlantic closed their merger and commenced doing business as Verizon Communications Inc. ("Verizon"). Our Class A common stock and Class B common stock currently represent 91.8% and 8.2%, respectively, of our outstanding common stock. When Verizon eliminates applicable regulatory restrictions on offering long distance voice service in each of the 14 jurisdictions (13 states plus the District of Columbia) where Bell Atlantic had been an incumbent local telephone operating company, it may convert its Class B common stock into shares of common stock that would currently represent approximately 80% of our outstanding common stock and 95% of the voting power of our outstanding voting common stock, excluding any impact from stock options and other benefit plans. Additionally, Verizon may exercise its conversion rights if it has eliminated applicable regulatory restrictions as to 95% of the in-region lines in the 14 former Bell Atlantic jurisdictions and it required Genuity to reconfigure its operations in order to bring those remaining former Bell Atlantic in-region lines into compliance with applicable regulatory restrictions. Under the terms of the FCC Order, if Verizon eliminates the applicable Section 271 restrictions as to 50% of the former Bell Atlantic in-region lines and it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert the Class B common stock into an aggregate of 800,000,000 shares of Class A common stock. As of February 28, 2002, Verizon has eliminated regulatory restrictions in 5 of the 14 jurisdictions covered in the FCC Order, representing 56% of the former Bell Atlantic in-region access lines.

        On June 1, 2001, we announced an exchange offer to acquire Integra S.A. ("Integra"), a leading provider of managed hosting and eBusiness solutions in Europe. Following the completion of the exchange offer for Integra's outstanding shares, Integra was combined with our European operations. We now have an operating presence in many of the major business market center locations of Europe. We currently have a 93% ownership interest in Integra.

        We are a leading eBusiness network provider delivering managed Internet infrastructure services to enterprises and service providers. We use the term eBusiness to refer to commercial transactions and information delivery functions conducted over the Internet. We offer a comprehensive suite of managed Internet infrastructure services, including:

  •
  Internet access through dial-up, dedicated and digital subscriber lines and voice-over-IP ("VoIP");

  •
  Web hosting and content delivery; and

  •
  value-added eBusiness services, such as security services including virtual private networks ("VPN") for secure data transmissions and managed firewall services.

        We operate a global fiber optic network that consists of:

  •
  broadband fiber optic cable in the United States;

  •
  points of presence ("POPs"), which are locations where we provide Internet access to end users;

  •
  secure data centers with redundant fiber connections to our network and backup power sources; and

  •
  undersea and international fiber optic cable capacity.

        Our large base of on-network users and content, combined with our extensive network, positions us as one of the leading Internet backbone providers in the world, a status commonly referred to as a Tier 1 Internet backbone provider. Tier 1 Internet backbone providers have the network scale and on-network traffic to offer their customers connectivity to virtually all addresses on the Internet either directly through their Internet backbone or through cost-free, high-speed private connections to other Tier 1 Internet backbones. We believe that service providers are increasingly connecting to networks with substantial on-network content to improve the quality of their customers' experience, which in turn drives demand by enterprises seeking to connect to networks with large numbers of users. We believe that by taking advantage of this demand cycle, which we call the "network effect," we will continue to drive demand for our services from both enterprises and service providers and differentiate ourselves from non-Tier 1 Internet backbone providers.

        Genuity, Genuity logo and design, Black Rocket, Black Rocket Hosting, Black Rocket Storage, Black Rocket Voice, DiaLinx, Internet Advantage, ISP Direct, VPN Advantage, Genuity Site Scan, Site Patrol and Genuity Security Advantage are trademarks of Genuity Inc. All other trademarks are the property of their respective owners.

Our Services

        Our eBusiness network services and infrastructure assets enables our customers to outsource their Internet infrastructure requirements to a single provider and to scale their Internet operations in a cost-effective and reliable manner. The key elements of our offerings include:

        Comprehensive Suite of Managed Internet Infrastructure Services.    We offer a broad range of managed Internet infrastructure services, including: Internet access; Web hosting and content delivery; and value-added eBusiness services, such as VPNs for secure data transmission, security services, and VoIP. In 2000, Genuity introduced our Black Rocket™ network services platform, providing managed secure hosting, packaged with related value-added services. In 2001, Genuity extended its eBusiness network platform by adding Black Rocket Voice™ and Business-to-Extended Enterprise solutions. The Black Rocket Voice service integrates voice and data traffic onto a single, Internet Protocol ("IP") network infrastructure, utilizing Genuity's Tier 1 IP backbone. The Black Rocket Voice Service extends the Black Rocket platform to include next-generation business communication services and enables business continuity for enterprises with a potential for significant savings in total data and telecommunications costs. The Business-to-Extended Enterprise solution enables Genuity, along with PwC Consulting™ pursuant to the Business-to-Extended Enterprise initiative agreement, to provide global enterprises with one integrated solution for employee communications and interactions, comprised of integrated network capabilities, consulting, managed hosting, managed access, managed security and software applications. In March 2002, we also introduced a new service offering for Genuity, Black Rocket Storage™. Black Rocket Storage service enables companies to access critical data during both planned and unplanned outages.

        Our services are designed to enable customers to purchase the levels of service, features, access speeds and functionalities that meet their existing requirements, while at the same time allowing them to easily upgrade services over time. We believe there is significant opportunity to offer integrated services to enterprise customers as their requirements evolve from Internet connectivity to more critical Internet applications. As part of our service, we install, configure, maintain and monitor industry-leading hardware and software, offer technical consulting and support, provide high-volume backup and recovery systems and monitor our Internet backbone operations 24 hours a day, seven days a week. Additionally, we provide flexible service pricing that allows our customers to be billed according to their bandwidth and capacity utilization.

        Large Base of On-Network Users and Content.    We carry a significant amount of traffic over our Tier 1 Internet backbone by providing Internet access services to many leading Internet service providers, Web hosting services for popular Web sites and high-speed connections to enterprises that host their own Web sites. We believe enterprises and service providers choose to connect to our Internet backbone because they can directly route traffic to, or receive content from, a significant number of other customers on our network. This capability results in higher transmission speeds, lower instances of data loss and greater quality of service among such on-network users, thereby improving their overall quality of experience on the Internet.

        Network.    We operate a high capacity global fiber optic network that is highly reliable and scalable. Our highly redundant fiber optic network architecture is designed to minimize service interruptions in our network operations. We have significant available capacity on our fiber network, which allows us to scale quickly at favorable incremental capital costs to meet increased customer demands and continue our transition from leased capacity. We also operate eight data centers in the United States and 10 data centers in Europe, through which we provide managed and collocated Web hosting services for enterprises with critical Internet operations. Through our technologically advanced data centers, we offer customers a secure environment to house critical Internet operations and to obtain high-bandwidth connectivity to the Internet.

        High Performance, Internet Connectivity.    We provide high performance connectivity to the Internet through our Tier 1 Internet backbone and extensive high-speed private connections to other major Internet backbone providers and, to a lesser extent, public peering points. Our extensive private peering relationships permit us to have direct, cost-free exchange of traffic with a significant number of telecommunications carriers and Internet infrastructure service providers, thus avoiding the congestion of public peering points when directing traffic to users connected to those Internet backbones. Approximately 90% of the traffic we deliver to the rest of the Internet is delivered through private peering connections.

        Significant IP Engineering and Architectural Expertise.    Drawing upon the breadth and depth of our IP and networking experience and expertise, we are able to quickly and cost-effectively identify the Internet infrastructure requirements of our customers and design and implement appropriate solutions. For service provider customers, this entails testing, certifying, deploying and scaling, within our network, the latest fiber optic and IP routing, switching and Web hosting technology to provide cost-effective and highly reliable managed Internet infrastructure services. For our enterprise customers, we provide high quality IP solutions comprised of one or more of our services. For example, we combine our Internet access, Web hosting, VPNs and managed security services to enable secure intranets and extranets for enterprises.

Our Service Offerings

        We provide a comprehensive suite of managed Internet infrastructure services targeted to two primary customer groups, enterprises and service providers. Revenues related to our service offerings are reported within one of the following four segments:

  •
  Internet access;

  •
  Web hosting and Value-Added eBusiness services;

  •
  Transport services; and

  •
  International services

        Our enterprise customers rely on our comprehensive suite of managed Internet infrastructure services to create and implement their eBusiness strategies. Our service provider customers rely primarily on our Internet access, Web hosting and VoIP services. These enable them to focus on the retail aspects of their business, while we provide and manage the underlying scalable infrastructure necessary to deliver services to their customers. Our integrated service offering, Black Rocket, provides businesses with a secure, modular and redundant platform on which eBusiness solutions can be deployed. This offering serves as the foundation on which we, together with our ePartners, provide managed eBusiness solutions. Black Rocket service incorporates a wide range of services, including Internet access, IP transport, VoIP, managed services such as security, managed hosting, storage and platform software and Web development tools. Across the full range of Black Rocket offerings, our eServices Consulting organization provides a comprehensive portfolio of value-added eBusiness services customized to meet the unique needs of both our customers and our ePartners. We also back our Black Rocket offering with service level guarantees. We believe this offering has several advantages for our customers, including:

  •
  securing access to data;

  •
  providing for business continuity;

  •
  creating new revenue generating opportunities more rapidly;

  •
  reducing up-front, as well as, recurring costs; and

  •
  creating a single point of accountability for the overall solution.

        Internet Access.    We offer a variety of Internet access services to our enterprise and service provider customers, including dial-up, dedicated, and digital subscriber lines and VoIP. We also provide a range of customer premise equipment that is necessary to connect to the Internet, including routers, channel service units or data services units, modems, software and other products. Our Internet access services, which accounted for approximately 75% and 76% of our total revenues in 2000 and 2001, respectively, include:

  •
  Dial-up Access. Our dial-up access service enables users to connect to the Internet using local or 800 telephone numbers. Our customers can connect to the Internet through more than 1,500 local access points in the United States and, through our partner relationships which provide access in approximately 5,000 international local access points in more than 150 countries. DiaLinx®, which is our remote dial-up access service for enterprises, enables them to provide mobile professionals, telecommuters, customers and business partners with guaranteed, cost-effective local dial-up access to their intranets and extranets, as well as to the Internet, from locations throughout the world. In the fourth quarter of 2001, we decided that we would de-emphasize and eventually exit the wholesale dial-up access business, except that we will continue to provide dial-up access services to our two largest customers, America Online, Inc. ("America Online" or "AOL") and Verizon. In conjunction with that decision, we expanded our agreements with third party providers to outsource its dial access network. The wholesale dial-up access service was offered to internet service providers, resellers and other organizations who outsource their dial infrastructure and/or other components of their internet dial access service.

  •
  Dedicated Access. Our Internet Advantage™ and ISP Direct™ services connect enterprises and service providers directly to the Internet through a dedicated high-speed connection. These services are available throughout the United States and in more than 65 other countries. We offer a broad spectrum of dedicated connection types with flexible pricing structures, as well as comprehensive service level guarantees. We offer dedicated Internet access at speeds ranging from T1, including fractional up to 1.5 Megabits per second, to OC-48, which is capable of transmitting data at 2.5 Gigabits per second.

  •
  Digital Subscriber Line Access. Our digital subscriber line ("DSL") access service enables high-speed digital transmission over telephone lines. This service allows an end user to use the telephone while connected to the Internet with only one connection. Unlike dial-up access services, our DSL access service provides a full-time connection that is "always on." We currently offer service in 101 Local Access and Transport Areas ("LATA's") covering over 65% of the United States population through our relationships with local exchange carriers ("LECs") and competitive local exchange carriers ("CLECs"). Our digital subscriber line access services are available in a wide range of dedicated access speeds, from 144 kilobits per second to 1.5 Megabits per second. Our DSL access services for enterprises are designed to meet the needs of telecommuters and branch offices by providing high quality Internet access at speeds faster than dial-up and Integrated Services Digital Network ("ISDN") and are offered for a fixed monthly fee. On behalf of the enterprise, we coordinate all activities necessary to provide DSL access service, including service establishment, network connectivity, bulk billing and second tier technical support.

  •
  Voice-over-Internet Protocol. Through our suite of VoIP services, including Global VoIP Direct and ESP Direct, we offer low-cost, high-quality VoIP network transport to Internet service providers, Internet telephony service providers, enhanced service providers and telecommunications companies providing VoIP services to their customers. We seek to provide our customers with accelerated time-to-market for their customers through innovative, enhanced solutions enabling voice services such as personal computer-to-phone and personal computer-to-personal computer. With our recently launched Black Rocket Voice services, we leverage the same high quality VoIP network to provide businesses with high quality site-to-site as well as site to Public Switched Telephone Network ("PSTN") voice services. These services allow enterprises to leverage the Internet to enhance business continuity for their important voice communications, or use the Internet for inter-company voice communications to reduce costs.

        Web Hosting and Value-Added eBusiness Services.    Our Web hosting and value-added eBusiness services, which accounted for approximately 11% of our total revenues in 2000 and 2001, enable enterprises and application service providers to outsource the management of their Web servers to our special purpose Web hosting facilities. Our Web hosting service provides reliable Web hosting and high-speed network infrastructure, flexible, fast, and secure Web hosting platforms and experienced technical support staff. Our Black Rocket Hosting™ services include:

  •
  Managed Web Hosting. Our managed Web hosting service provides fully managed, secure and reliable Web hosting capabilities for businesses operating in Windows 2000 or UNIX environments that want to use our expertise to implement and manage their Web environment. We manage the systems and platforms and also retain ownership of equipment and software.

  •
  Customer Managed Web Hosting. Our customer managed Web hosting service is designed for enterprises that desire administrative control of their Web sites but prefer to partner with an experienced, reliable Web hosting provider. This service provides our customers with pre-configured server hardware and software, Internet access and the benefit of secure and continuously monitored data centers. Our customers retain full responsibility for the content and administration of their Web sites.

  •
  Content Delivery and High Availability Services. For customers with high traffic Web sites, we also offer optional, high availability services that can increase Web site capacity and performance.

  •
  Business-to-Extended-Enterprise. The Business-to-Extended-Enterprise Solution combines Genuity's Hosting Services Platform with a fully managed applications suite, designed by PwC Consulting™, to provide an e-portal solution for global organizations. Our Black Rocket solution for Business-to-Extended-Enterprise, enables enterprises to move a wide variety of work to the Web by making information and tools easily accessible and usable for the purpose of improving collaboration, productivity and operational efficiency among the customer's employees and other key stakeholders. This is achieved through a networked platform that can be accessed globally by authorized users designated by the customer. Our Black Rocket Hosting Services Platform offering consists of an integrated, optimized, eBusiness infrastructure platform and Web hosting services, and includes as available complementary services the range of Internet services required for enterprise ebusiness, including Internet access and transport services and managed security services.

  •
  Black Rocket Storage. Black Rocket Storage service is a suite of storage solutions that enables companies to continuously access critical data during planned and unplanned outages. The suite supports business continuity by combining storage devices and management, Internet access services, and optional managed Web hosting services. Black Rocket Storage, which is the first end-to-end managed storage solution run over IP offered by a service provider, consists of a number of services including Remote Data Replication, On-Demand Capacity and Remote Site Failover.

        As enterprises and service providers continue to use the Internet as a business-critical tool, we believe they will increasingly demand a wider range of eBusiness services to ensure security, enhance productivity, reduce costs and improve service reliability and scalability. Today, we offer a range of value-added eBusiness services, including:

  •
  Virtual Private Networks. With our VPN service, we enable an enterprise and its employees, customers, suppliers and business partners to securely send and receive information to and from each other via encrypted dial-up, dedicated, DSL or cable-modem Internet connections. Our VPN Advantage™ service is a managed VPN service that makes it possible to communicate securely over our Internet backbone and over the Internet from virtually anywhere in the world. With VPN Advantage, our customers benefit from the capabilities of a large, shared IP-based network infrastructure while maintaining the look and feel of their own private corporate network.

  •
  Managed Security Services. Our managed security services are scalable and can be customized to our customers' needs and provide a high level of protection for their corporate networks. Our managed security services include monitoring the network perimeters of our enterprise customers, 24 hours a day, seven days a week, and using firewall management, maintenance and proactive response techniques to ensure the security of access points into their computing infrastructure. Our Site Patrol™ for FireWall-1 and Genuity Security Advantage™ are Internet security services that help to significantly reduce exposure to Internet security threats and firewall breaches. In addition, we offer a vulnerability assessment service, Genuity Site Scan™, that helps enterprises strengthen their network perimeter security by periodically testing for potential weaknesses and generating recommendations for correcting them.

  •
  eServices. Our eServices offering provides a comprehensive suite of value-added eBusiness services to our prospective customers, installed customers and ePartners. These services encompass all aspects of planning, designing and implementing an effective eBusiness infrastructure solution—including: program and project management services, migration services, security services, performance services, network optimization services, and eBusiness continuity services. This portfolio of services is delivered by a combination of industry-leading technical consultants working in conjunction with Genuity's highly-skilled internal "Web practitioners" utilizing a structured methodology called "Mission Planning."

        Transport.    Our transport services are generally purchased by telecommunications carriers and Internet service providers requiring additional capacity. In delivering these services, we provide a single point of contact for planning, ordering, installing, billing, maintaining and managing the transport services of our customers. Our transport services, which accounted for approximately 9% and 8% of our total revenues in 2000 and 2001, respectively, include:

  •
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

  •
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

        International Services.    Genuity provides an international portfolio of services that parallel our United States offerings, providing a consistent set of benefits for enterprises operating in multiple countries. Our international services accounted for 5% of our total revenues in 2000 and 2001. The services are targeted at two major market segments: Internet Service Providers ("ISPs") and enterprise customers. Genuity's global services for ISPs and other telecommunications companies are primarily made up of transport services providing high-speed global IP reach. Our focus on services for ISPs is in Europe, Asia, Latin America and North America.

        Europe is Genuity's primary target for international Web hosting services. With the acquisition of Integra, we now operate 10 hosting centers in the major business centers of Europe including Amsterdam, Copenhagen, Frankfurt, Madrid, Milan, Munich, Oslo, Paris, Reading (U.K.) and, Stockholm. Internet access services are available in business centers across six continents. We are also at the forefront of the industry, with the capability of providing VPN and other security services in more than 60 countries.

        We have placed a strong emphasis on maintaining a consistent set of functionality and performance goals in defining our international services. Hosting, access, and security services vary around the world in only small ways intended to adapt to the requirements of local markets. As a result, multinational corporations are provided with consistent, global, value-added services across worldwide operations.

Our Network

        We operate a facilities-based global fiber optic data network specifically designed for IP technology. The network also supports our data centers and a large ATM network. Our domestic infrastructure currently includes over 20,800 sheath miles of fiber, which is accessible from POPs in 74 U.S. cities.

        We own the core components of our network infrastructure in the United States and control the underlying fiber optic cable through indefeasible rights of use ("IRU"). Within the United States, we also lease capacity from third parties to provide the "last mile" access services to our customers. Furthermore, our network provides connections reaching all corners of the world, including Europe, Asia, and Latin America through our submarine cable capacity and peering agreements.

        Our domestic network includes robust and highly reliable synchronous optical network ("SONET"), dense wavelength division multiplexing ("DWDM") and IP equipment providing high levels of network integrity and performance. Approximately six nationwide layers of SONET rings operate with transmission speeds of 10 Gigabits per second to provide stable, reliable capacity for our customer base. Our Tier 1 IP backbone (AS1) utilizes both this SONET transport capacity and the latest DWDM transmission technology. Dedicated access to this network is available from 296 service delivery points ("SDPs") in 100 metropolitan serving areas ("MSAs") throughout the United States. We are well positioned with these assets to accommodate new customer requests and capture additional revenue opportunities.

        We operate eight domestic data centers, which utilize redundant connections to our Internet backbone, thus creating the foundation for Black Rocket, the world's first integrated Network Services Platform. As part of our effort to provide superior customer service, we proactively monitor the status of our network 24 hours a day, seven days a week from our Network Operations Centers located in Woburn, Massachusetts and Columbia, Maryland.

        We expanded our network infrastructure, both domestically and internationally primarily by building and owning our facilities therefore minimizing the need to lease them from other facilities-based providers. In addition, we have taken the flexible approach of utilizing multiple fiber providers to ensure higher reliability, quicker deployment of new technology and faster provisioning for our customers. Our network infrastructure has the following characteristics:

  •
  High Performance, Reliability and Quality. The geographic fiber route diversity of our network enhances our ability to provide a high quality user experience. We have incorporated a variety of technologies in our network to ensure high performance and reliable transmission. These include OC-192 (10 Gigabits per second) DWDM router backbone trunks deployed over diverse physical paths in a mesh configuration. This technology allows IP routers to directly access the optical transport layer at 10 Gigabits per second in a reliable and bandwidth efficient manner. In the event of a failure in any segment of our network infrastructure, traffic is automatically re-routed across different fiber strands with virtually no interruption in service. We also are in the process of deploying a nationwide Ultra Long Haul DWDM-based optical system. This infrastructure is expected to decrease provisioning times allowing us to respond more flexibly and quickly to changing market demands. We have deployed bandwidth managers within our optical POPs that allow us to more efficiently utilize existing network capacity as well as offer new services with greater versatility and granularity. Additionally, our network infrastructure makes extensive use of railroad rights-of-way that typically offer greater protection for the fiber than fiber deployed over other rights-of-way such as highways, telephone poles or overhead power transmission.

  •
  Capacity on Demand. We currently own or have indefeasible rights to use over 20,800 route miles of fiber in the United States, with virtually all of these fiber route miles having 24 separate strands. The majority of these fiber route miles, which form the core of our network infrastructure in the United States, were operational at the end of 2001. The majority of the fiber deployed in our network infrastructure is state-of-the-art Lucent TrueWave™ fiber that supports multiple wavelengths, each running at 10 Gigabits per second (more than 500 Gigabits per strand with modern DWDM equipment), thus allowing for more capacity on a single fiber strand. Our fiber network, combined with our network architecture design, enables us to take advantage of recent advances in optical transmission equipment. For example, we generally use four fiber strands per optical layer of our existing 24 strands of fiber, each of which supports up to sixteen wavelengths per fiber at 10 Gigabits per second data transmission using current generation SONET-based optical electronic transmission equipment. However, we are in the process of deploying an Ultra Long Haul DWDM-based infrastructure which supports traffic loads in excess of 500 Gigabits per fiber strand. With the advanced nature of our fiber network and the advances in optical transmission equipment, we believe we will have sufficient capacity on our existing fiber in the United States for the foreseeable future. In addition to our owned facilities, we supplement our existing route miles with leased capacity from other providers.

  •
  Advanced Network Architectures. Owning our network has allowed us to implement new network architectures as they become technologically feasible. For example, IP over DWDM, which is an optical technology that increases the amount of data that can be transmitted over a single fiber by dividing that fiber into multiple light paths or wavelengths, is expected to eliminate the need for the SONET network layer by relying on IP routers and the DWDM equipment to perform the re-routing that SONET currently performs. Furthermore, advanced optical networking transmission equipment is expected to enable traffic to be switched and routed without being converted to an electrical signal first. We believe our engineering and architectural expertise will enable us to quickly deploy these new architectures and technologies, thereby reducing the complexity of data systems, increasing flexibility and reducing costs.

  •
  Flexible Platform for Multiple Services. Our network has been specifically designed for IP and can carry any form of packet data, including voice, video and traditional data services. While many carriers and service providers use multiple networks and platforms to deliver these distinct services, our IP-optimized network provides a single platform that simplifies network management, customer support and service delivery. In addition, ownership of our facilities enables us to deploy new or enhanced services more quickly. For example, we designed and deployed one of the first architectures to transmit real-time voice and data packets with reliability and performance substantially equivalent to the public switched telephone network. Moreover, our architecture allows for rapid scalability of capacity, quick geographic expansion and cost-efficient implementation of new services and features. We are investigating the use of Multi Protocol Label Switching-based ("MPLS") architectures to allow us to develop more discrete, finely tuned services through more granular management of the IP control plane. We are currently developing private network-based VPN services with integrated firewall, voice, IP Centrex, storage, and private data center services, ultimately to be offered to the customer over the same data connection.

        The following table details our current domestic and international cable capacity. The majority of cable purchase payments have been made as of December 31, 2001.

Cable System	Capacity	Terms
MFN	Boston Metro Ring New York City to DC Diversity Northern Virginia Fiber Ring Manassas Extension NJ TAT-14 International Cablehead MFN Metro Fiber	20 Years (IRU)
Qwest	Qwest Nationwide Fiber Backbone	25 Years (IRU)
Level 3	San Luis Obispo Cablehead Seattle to Denver Houston to Tallahassee New York City to Boston Diversity	20 Years (IRU)
Americas II	U.S.-Brazil (Four STM-1s, Four E-1s) U.S.-Puerto Rico (One DS-3, Three E-1s)	25 Years (IRU)
Atlantic Crossing-1	U.S.-United Kingdom (Two STM-1s)	25 Years (IRU)
Japan-U.S. Cable Network	U.S.-Japan (Four STM-1s) U.S.-Hawaii (Three STM-1s) Hawaii-Japan (Three STM-1s) Upgrade Capability to 21 STM-1s	25 Years (IRU)
TAT-14	U.S.-France-Netherlands-Germany (30 STM-1s Equiv.)	25 Years (IRU)
FLAG Atlantic-1	U.S.-United Kingdom-France-U.S. Portable Capacity Eight STM-1s Initially	25 Years (IRU)
ARCOS-1	U.S.-Caribbean Portable Capacity, U.S.-Puerto Rico (Two STM-1s)	25 Years (IRU)
APCN-2	Asia Pacific Portable Capacity Phase 1 — (Four STM-1s) Phase 2 — Upgrade Capability to Seven STM-1s	25 Years (IRU)

(1)
STM-1 is 155.520 Megabits per second.

(2)
DS-3 is 44.736 Megabits per second.

Our International Operations

        We provide global coverage for our international customers. Today, through a combination of leased and purchased facilities, we provide dedicated access services from over 200 dedicated IP service delivery POPs in 65 countries outside of the United States and global dial-up access service for roaming enterprise customers in more than 150 countries. We have the capability to provide managed security and virtual private network services in 60 countries. Currently, we have 18 POPs in international markets linked by our high capacity backbone transmission network. These established POPs include: Amsterdam, Dublin, Dusseldorf, Frankfurt, London (2), Madrid, Manchester, Milan, Paris, Sao Paulo, Stockholm, Sydney, and Tokyo. During the year we added additional POPs in Brussels, Hong Kong, Rio de Janeiro and Zurich.

        In mid-2000, we deployed one of the first OC-48 (2.5 Gigabits per second) fiber rings in Europe employing IP over DWDM. This fiber ring network connecting London, Amsterdam, Frankfurt and Paris improves our ability to provide high-end data services and was implemented to meet our growing traffic in Europe. In 2001, this ring was extended to include Milan and Zurich.

        In 2001, we constructed a data center in Amsterdam, Netherlands. Through the acquisition of Integra, we also added nine data centers in Europe. We now have data centers serving the major business market locations in Europe, including Paris, Frankfurt, Reading (U.K.), Milan, Oslo, Munich, Copenhagen, Stockholm and Madrid.

        In Canada, GTE, now part of Verizon, granted to TELUS Corporation, the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering, for use solely in Canada in the provisioning of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada. However, the agreement does not preclude other commercial business with TELUS, which we continued to develop with TELUS during 2001.

Our Data Centers

        We currently operate 18 data centers that have been specifically designed for managed Web and application hosting services and high capacity connectivity to our network. We have eight data centers in the United States, located in Palo Alto—California; San Jose—California; Mountain View—California; Phoenix—Arizona; Chicago—Illinois; Cambridge—Massachusetts; Carteret—New Jersey; and Chantilly—Virginia. We also have 10 data centers outside of the United States, located in Amsterdam- Netherlands, Reading—England, Paris—France, Frankfurt—Germany, Milan—Italy, Stockholm—Sweden, Madrid—Spain, Oslo—Norway, Copenhagen—Denmark and Munich—Germany.

        Our data centers are strategically located in the same building, or in close proximity to, network access points, and all are directly connected to our Internet backbone, with the exception of the data centers which we acquired as a result of Integra, which will be connected in 2002. Our data centers are technologically advanced facilities with redundant, high speed connectivity to the Internet, virtual private hosting available to the customer, uninterruptible power supplies, back-up generators, fire suppression, computer floors, separate cooling zones, and high levels of physical and network security. Our highly trained staff monitors these systems 24 hours a day, seven days a week.

Operations and Customer Support

        We believe that a high level of operational and customer support is critical to our success in attracting and retaining enterprise and service provider customers. We provide superior customer support by understanding the evolving and often complex technical requirements and business objectives of our customers. We assist our customers by initially assembling design teams comprised of product specialists from all relevant areas of our organization, including Internet access, Web hosting and security. These design teams work closely with our customers from the very beginning of the relationship to properly identify their Internet infrastructure requirements and design appropriate solutions. We also assign a project manager to this team when a customer is prepared to implement its solution. Our design teams can range from a small group for single service solutions to a dedicated multi-discipline team for complex solutions. We also assign an implementation engineer to coordinate all of our activities with a customer. Our implementation engineers assist customers in developing operational processes and databases for use within their internal support environment after installation.

        We provide toll-free phone access, as well as e-mail or facsimile access, to our customer support centers. In addition, our web-enabled customer service tools allow our customers to track order and service status and request upgrades online. In addition, we have event management teams available 24 hours a day, seven days a week, to work with the appropriate organizations in the event of any major Internet-wide event that disrupts service. In these circumstances, we also utilize our automated emergency broadcast capability to quickly reach our customers by e-mail, telephone, facsimile or pager.

        We provide operational support for all services 24 hours a day, seven days a week. We also have network engineers and operational support agreements with our vendors to provide us with support 24 hours a day, seven days a week. Currently our primary Network Operations Center is located in our Woburn, Massachusetts headquarters facility. This Network Operations Center is supported by redundant power served from separate sources, extensive failover battery backup and on premises power generation. In addition, we have a Network Operations Center in Columbia, Maryland, which is dedicated to servicing America Online and all Genuity dial and broadband services. We also have Operations Support Centers in Burlington, Massachusetts, Cambridge, Massachusetts and Chantilly, Virginia. Our operations center in Burlington, Massachusetts can perform disaster back-up for the Woburn, Massachusetts Network Operations Center and our operations center in Chantilly, VA can perform disaster back-up for the Columbia, Maryland Network Operations Center. Our data centers are designed with these same commitments to availability and we guarantee these capabilities with service level guarantees.

Research and Development

        We believe that the task of building an Internet infrastructure services business is primarily one of integrating third-party systems, technologies, communications equipment, software and services to provide reliable, highly scalable and cost-effective Internet infrastructure services. Therefore, we generally use commercially available equipment and software. With more than 30 years of IP and networking experience and expertise, we are able to assess the technology and quality of potential vendors, as well as, assist them in making their products more responsive to the needs of our customers.

        We continually monitor research developments in the various industries supporting our business. We work closely with the engineering groups of our existing vendors, technology partners and complementary service providers to incorporate advanced technology, features and services. For example, we have worked closely with Cisco Systems, one of our primary suppliers, to develop new equipment and have been regular participants in its Technical Advisory Group. Through this and other cooperative programs, we strive to ensure that new hardware designs address the evolving requirements of our business and those of our customers.

Our Customers

        We primarily target enterprises and service providers. We have established a large and diversified base of enterprise customers in a wide range of industries, including financial services, manufacturing, retail, media and publishing, consulting services and high technology. Our customer base also includes many service providers, including application service providers, Internet service providers and telecommunications carriers.

Our Relationship with America Online

        We have supplied managed, dial-up access services in the United States to America Online since 1995. America Online accounted for approximately 52%, 40% and 35% of our total revenues in 1999, 2000 and 2001, respectively. Effective January 8, 2002, we amended our existing agreement with America Online. The term of the amended agreement remains unchanged with certain obligations continuing through December 31, 2006. Under the amended agreement, America Online is obligated to satisfy minimum purchase commitments for dial-up access ports through 2003 and to purchase managed digital subscriber line network access services through 2004. However, under the amended agreement, America Online is no longer obligated to purchase and Genuity is no longer obligated to provide other non-digital subscriber line broadband network access services. In addition to amending the terms of the America Online agreement, the amendment provided for the payment by America Online of previously withheld amounts and resolved those issues previously reported. The components and resources used to provide dial-up access and broadband connections to our network backbone for America Online are dedicated to them and may not be used by us to service other customers. In addition, our Columbia, Maryland Network Operations Center is primarily dedicated to servicing America Online.

        Dial-Up Services.    Under the amended agreement, America Online may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The amended agreement contains minimum commitments for such ports through the end of 2003, after which time America Online will have a reduced purchase commitment, subject to further reductions according to the terms of the amended agreement. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. Additionally, we remain obligated to offer to America Online, subject to certain limitations as set forth in the amended agreement, reduced pricing if we offer a third party better pricing for comparable dial-up access services than that paid by America Online.

        Under the amended agreement, America Online may request lower pricing for dial-up access ports effective on or after January 1, 2005, if the market price for comparable services, as defined in the amended agreement, is lower than the pricing then being offered to America Online. If we do not agree to reduce the fees we charge to America Online for the applicable dial-up access ports to the market price, America Online may, subject to advance notice and other limitations, terminate future dial-up service commitments to us and decommission an equal number of its existing dial-up access ports with us. Similarly, America Online may reduce its dial-up service commitments in the event we fail to meet monthly or geographic delivery targets.

        Pursuant to the amended agreement, America Online may, on or after January 1, 2004, and subject to advance notice and other limitations, decommission dial-up access ports managed by us in proportion to their decommissioning of dial-up access ports provided by other vendors. We are required to maintain a dedicated network operations center to service the portions of our network dedicated to America Online.

        Broadband Services.    We continue to provide broadband services to America Online in connection with their DSL service offerings. Under the prior agreement, America Online was committed to purchase from us the network services necessary to serve specified percentages of their broadband customers other than DSL customers (i.e. cable and satellite broadband customers). However, under the amended agreement, America Online is no longer obligated to purchase additional network services from us in connection with these other broadband service offerings.

        In connection with providing DSL to an America Online customer, America Online is responsible for providing its customers with the local access circuit and we are responsible for the interconnection of that circuit to our backbone, transmission of the traffic to America Online and the monitoring, management and control of the network. We receive a specified monthly fee for each America Online DSL customer for whom we provide network services. These fees are subject to agreed upon reductions, as the number of America Online DSL customers for whom we are providing services increases. At specified times during the course of the amended agreement, America Online has the right to seek a reduction in the fee paid to us for broadband backhaul services based on then prevailing market prices for comparable broadband backhaul services. If we do not agree to reduce our fees to America Online for broadband network services to the market price in the manner described in the amended agreement, America Online may, subject to advance notice and other limitations, terminate future broadband service purchase commitments to us and terminate existing broadband service. America Online may also terminate future broadband service purchase commitments in the event we fail to deliver services to a new local access and transport area within a specified period.

        General.    In providing America Online services under the amended agreement, we are obligated to comply with specified minimum service levels. Either party may terminate the amended agreement in the event the other party commits a material breach, which is not cured within 30 days after notice of the breach. In addition, America Online has the right to terminate the amended agreement in the event of:

  •
  repeated material breaches by us even if cured;

  •
  a violation of the most favored customer pricing provisions;

  •
  a total or near total outage of any of the services provided by us that, even if lasting fewer than 30 days, is widespread and prolonged;

  •
  our inability to meet our service level commitments or to expand service availability as required under the amended agreement; and

  •
  a change in control of us.

        We are also obligated to provide America Online assistance following any termination of the amended agreement to ensure a smooth transition of services. The amended agreement provides America Online with a right of first refusal with respect to the sale of our dial-up network access business.

        Under a separate agreement, we have agreed to provide dial-up network access services to AOL Japan, Inc. ("AOL Japan"). This agreement includes similar provisions to those described above regarding minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements and termination provisions.

        Additionally, we entered into a separate marketing agreement with AOL Time Warner, Inc. ("AOL TW"), the parent company of America Online, effective January 4, 2002. Under this agreement, we have committed to pay AOL TW $40.5 million, through December 31, 2003, for various marketing media inventory including television, print and online advertising. Advertising will be expensed as incurred.

Sales and Marketing

        We rely primarily on a direct sales force. This direct sales force focuses on enterprises and service providers with domestic and international service requirements. Our sales force generally works with the managers of the marketing, sales or finance departments, as well as with information technology officers within the enterprise. In addition, through our ePartners organization, we have formed alliances with select advanced technology providers, application providers, systems integrators and others, which complement our access to potential enterprise customers. Our current partners include:

• Cisco Systems • Microsoft • EMC	• PwC Consulting™ • Silicon Graphics • Sun Microsystems

        These alliances enable us to provide comprehensive eBusiness solutions and also serve as a valuable, cost-effective channel for marketing our services.

        Our sales representatives participate in extensive technical and consultative sales training programs that we believe enable them to better comprehend, respond to and resolve the complex networking problems of our customers.

        We intend to continue our efforts to strengthen the Genuity brand. Our marketing organization is responsible for developing the goodwill, equity and demand for the Genuity brand on a domestic and international basis. We intend to increase brand awareness and understanding through a variety of mediums including broadcast TV, print and online advertising in key business and IT publications, CEO leadership forums, special events, and our Web site. We also employ corporate communications personnel to provide public relations coverage in business, Internet and computer networking venues.

Competition

        The market for Internet infrastructure services will continue to see change as consolidation within the industry continues across the competitive landscape. We expect to encounter increased competition in the future as a result of consolidation, companies emerging out of bankruptcy, companies with excess network capacity, development of strategic alliances in the industry and expansion of competitors into more than one of our solution areas. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. Our principal competitors in the Internet infrastructure services market may be divided into Internet infrastructure service providers and niche players offering services competitive with one or more of our services.

        Internet Infrastructure Service Providers. We are recognized by industry sources as one of a limited number of Tier 1 Internet backbone providers that offer managed Internet infrastructure services. Accordingly, we believe our primary competitors are those Internet infrastructure service providers that offer a similar breadth of services and possess the on-network users and content to offer their customers connectivity to virtually all addresses on the Internet, either through their Internet backbone or through high-speed private peering relationships that permit them to have direct, cost-free exchange of traffic with a significant number of carriers and other Internet service providers. These competitors include UUNET Technologies, a subsidiary of WorldCom, AT&T, Cable & Wireless and Sprint. UUNET has substantially greater market share than we do, and some of the others also have greater market share than we do. Some of these competitors also are able to bundle their Internet service offerings with non-Internet data services, such as frame relay, and traditional voice services, such as local and long distance, thereby reducing the price of their services relative to ours. We plan to compete with the effects of any price reductions by differentiating through the leading edge value-added services we can provide on top of our IP services. We also compete with an increasing number of Internet service providers that have a significant regional, national or international presence, but do not offer as broad a range of services or possess fewer users and less on-network content than the infrastructure service providers listed above. These competitors include, among others, Level 3 Communications, Qwest Communications, KPNQwest, and Deutsche Telekom. As a result of excess network capacity in the market, we currently encounter and expect to continue to encounter significant competition and price erosion, which could force us to reduce our pricing. We believe that the our available funding will provide assurance to our customers and prospects of our long-term viability in this industry, unlike some of our competitors who have shown a level of financial instability.

        We believe we compete with these companies primarily on the basis of the quality and quantity of on-network users and content, breadth of service offerings, geographic reach and quality of network infrastructure, capacity, quality of service, price and level of additional value-added services we can provide. While we believe that our network infrastructure, comprehensive suite of services and expertise in designing, developing and implementing managed Internet infrastructure solutions distinguish us from our competitors, many of our existing and potential competitors have greater financial and other resources, more customers, a larger installed network infrastructure, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop and expand their network infrastructure and service offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisition and other opportunities more readily and adopt more aggressive pricing policies.

        Niche Players.    There are numerous competitors that service generally one or a small number of the specific Internet infrastructure requirements of enterprise customers. These competitors include, among others:

  •
  Web hosting companies, such as Digex, now part of Worldcom, and Loudcloud, and typical outsourcing providers such as IBM and EDS;

  •
  broadband Internet access providers, as well as cable companies who are now competing with DSL providers for consumer customers;

  •
  transport service providers, such as Level 3 Communications, Qwest Communications and Broadwing.

        There are numerous other companies from a variety of industries that have also focused on our target market. For example, many of the major cable companies are offering, or are exploring the possibility of offering, Internet access through their current networks. Direct broadcast satellite and wireless communications providers have also entered the Internet access market with various wireless and satellite-based service technologies.

        As we continue to expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

Employees

        As of December 31, 2001, we had approximately 4,400 employees. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement, except for certain employees in European countries who are now employed by Genuity as a result of our acquisition of Integra in 2001. We have never experienced a work stoppage.

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

        Despite our efforts to protect our proprietary technology, we cannot provide assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect our proprietary technology to as great an extent as do the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others.

Regulatory Matters

        The following summarizes regulatory developments and legislation that we believe are currently material to us. It does not describe all present and proposed federal, state, local and foreign regulation and legislation affecting the Internet and telecommunications industries.

        Our existing and planned Internet operations are not actively regulated by the FCC or any other government agency of the United States at the present time, other than regulations that apply to businesses generally. However, one of our wholly owned subsidiaries is classified as an "interexchange carrier" and provides primarily private-line data services. As a result, this subsidiary is regulated as a telecommunications carrier and is subject to the requirements described below under "Telecommunications Services." Furthermore, the regulations governing the telecommunications industry generally are often subject to regulatory, judicial or legislative modification and are in a state of flux at the present time. Some private parties and regulators have called the current regulatory status of various Internet service offerings into question.

        Pending legislative and regulatory proposals affecting the charges local exchange carriers pay to exchange traffic, including proposals under consideration in the FCC's Intercarrier Compensation proceeding to eliminate reciprocal compensation obligations, could, if adopted, adversely affect our costs. Moreover, the International Telecommunication Union has adopted a non-binding recommendation to implement bilateral agreements for compensation for the exchange of international traffic between Internet backbone providers. Although the United States took a reservation to that recommendation, any attempts by foreign governments to implement the recommendation could adversely affect our operating costs and businesses.

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

Federal Telecommunications Regulation

        Federal regulations have undergone major changes in the last six years as the result of the enactment of the Telecommunications Act of 1996 that substantially revised the Communications Act of 1934 as amended (collectively, the "Communications Act"). The Telecommunications Act of 1996 is the most comprehensive reform of the telecommunications law in the United States since the adoption of the Communications Act in 1934. For example, the Telecommunications Act of 1996 imposes interconnection and access requirements on telecommunications carriers and on all local exchange carriers, including incumbent local exchange carriers and competitive local exchange carriers.

        Under the current regulatory regime, communications related services are generally classified into one of the following three definitional categories:

  •
  information services;

  •
  private carrier services; and

  •
  telecommunications services or common carriage.

        Because the boundaries between these categories are neither precise nor well-fixed, and the industry is so dynamic, we cannot predict where particular services will be classified, now or in the future. The regulations associated with each type of classification are described below.

        Information Services.    Except for the provision of underlying basic transmission capability, Internet services have generally been considered to be "information services." Under current law, information service providers are largely exempt from regulation by the FCC, while telecommunications service providers are generally subject to FCC regulation. However, the FCC, through a series of recent rulemakings has initiated a far reaching review of how the provision of information services, specifically broadband Internet access, over public switched network or cable networks should be classified and regulated, if at all. Specifically, the FCC recently classified cable modem service as an interstate information service. As a result, cable operators may not be subject to the obligation now imposed on telecommunications carriers to provide competitors nondiscriminatory access to their underlying facilities. The FCC, at the same time, however, initiated a rulemaking, to determine whether to require cable operators to grant Internet service providers access to their facilities under the FCC's "ancillary" jurisdiction over information service providers. Moreover, the FCC initiated a Broadband Rulemaking in February 2002 that reexamines the regulatory classification of broadband, transport and Internet access services provided over the public switched network, and questions whether local exchange carriers should continue to be required to provide nondiscriminatory network access to information service providers. Whether the FCC will assert regulatory authority over Internet access, and the level of any asserted authority, is a pending issue. Although, the FCC determined in an April 1998 report to Congress that Internet access providers should not be treated as telecommunications carriers and therefore should not be regulated, it is expected that the status of various types of Internet service providers will continue to be uncertain for a period of time.

        In its 1998 report to Congress, the FCC also concluded that some of the services currently offered over the Internet, such as phone-to-phone IP telephone services, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be reexamined. The report also indicated that the FCC would determine on a case-by-case basis whether to subject IP telephone service providers to regulation. The FCC also previously considered and rejected regulating Internet backbone peering arrangements, although that issue remains subject to further review in the FCC's Intercarrier Compensation rulemaking proceeding.

        Private Carrier Services.    The offering of private carrier services typically entails the offering of telecommunications to a limited class of users on the basis of individually negotiated terms and conditions. As a result, they do not meet the definition of a telecommunications service under the

Communications Act. These private carriers are generally unregulated by the FCC, but are subject to regulation for intrastate offerings in some states and incur universal service payment obligations, discussed below, based on their gross revenues from end users. These private carriers may also be subject to access charges if interconnected to local exchange facilities.

        Telecommunications Services. A significant amount of regulation applies to providers of telecommunications services. The Communications Act defines telecommunications carriers as entities offering telecommunications services, which are in turn defined as the offering of telecommunications for a fee, directly to the public or to classes of users so as to be effectively available directly to the public. The law does not distinguish on the basis of the facilities used to provide these services. "Telecommunications" is defined as the transmission, between or among points specified by the user, of information of the user's choosing, without change in the form or content of the information as sent and received. The FCC has found that the definition of "telecommunications carrier" is essentially the same as the definition of "common carrier." Telecommunications carriers are subject to regulatory requirements that may impose substantial administrative and other burdens on their operations.

        The FCC imposes regulations on certain common carriers that have been found to have some degree of market power, otherwise known as dominant carriers. The FCC imposes less regulation on other common carriers, which have been found not to have market power, otherwise known as "non-dominant carriers." One of our subsidiaries is classified as a non-dominant carrier. These non-dominant carriers do not need express prior authorization to provide domestic services. The FCC requires common carriers to obtain a formal authorization to construct and operate telecommunications facilities and to provide or resell telecommunications services between the United States and international points. The FCC also regulates carrier exits from markets, which require FCC prior approval to discontinue service.

        General Obligations.    All telecommunications carriers are subject to the complaint process and rules and regulations of the FCC, as well as various other requirements set out in Title II of the Communications Act. In addition, telecommunications carriers have general obligations, including the following:

  •
  not to charge unreasonable rates or engage in unreasonable practices;

  •
  to provide service on reasonable request;

  •
  not to unreasonably discriminate in their service offerings;

  •
  to comply with reporting requirements;

  •
  to allow resale of their services in some circumstances; and

  •
  to restrict their use of certain customer information.

        Telecommunications carriers must also pay regulatory fees and fees based on reported revenues in connection with license applications and other filings with the FCC.

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

        Detariffing Requirements.    One of Genuity's wholly owned subsidiaries is a non-dominant interstate interexchange carrier. This subsidiary also holds a FCC Section 214 authorization to provide international services on a global basis. Based on the FCC's May 1, 2000 domestic detariffing order, the subsidiary cancelled its tariffs for domestic interstate and interexchange services on file with the FCC effective January 31, 2001. Similarly, based on the FCC's international detariffing order, the subsidiary cancelled its tariffs for the provision of international interexchange services effective January 28, 2002. As the result of detariffing, the terms and conditions applicable to this subsidiary's provision of domestic and international interexchange services are established by contract rather than tariff.

        Customer Proprietary Network Information.    The use by a telecommunications carrier of customer proprietary network information, which generally includes any information regarding a subscriber's use of a telecommunications service obtained by a carrier solely by virtue of the carrier-customer relationship, is subject to statutory restrictions. This customer proprietary network information does not include a subscriber's name, telephone number and address, if that information is published or accepted for publication in any directory format. A telecommunications carrier may use a customer's proprietary network information only to market a service that is "necessary to, or used in" the provision of a service that the carrier already provides to the customer, unless it receives the customer's approval to use that information to market other services. The initial rules of the FCC regarding customer proprietary network information have been struck down in the courts, leaving the current state of the customer proprietary network information requirements uncertain. The FCC has initiated further proceedings to address this issue, including adopting interim rules allowing notice and "opt out" consent procedures. Any final rules, either as adopted or as modified, may impede the ability of a telecommunications carrier to effectively market integrated packages of services and to expand existing customers' use of its services.

        Universal Service.    The FCC has expanded aid to schools and libraries and extensively revamped the support structure for high cost-of-service areas. These providers of interstate telecommunications services, as well as some other entities, such as private carriers offering excess capacity to end user customers, must contribute to a fund to pay for these programs. The schools and libraries and rural health care support mechanisms are assessed against interstate and international end-user revenues. The contribution level and overall size of federal support may change. There are a number of proceedings relating to universal service at the FCC, including a remand from a federal court of appeals, that are still ongoing and could result in changes in contribution amounts or requirements. In particular, the FCC is considering whether to change from an end user revenue-based contribution requirement to a contribution requirement based on interconnections to the public switched network, which may affect ISPs. The rules of the FCC also require that telecommunications carriers contribute to the Number Portability Fund, the Telecommunications Relay Services Fund and the North American Numbering Plan Administrator Fund.

        Moreover, the FCC broadband proceeding initiated in February 2002 raises the possibility of imposing universal service fund contribution requirements on those services. The FCC stated that this proceeding will resolve, at least for broadband Internet services, questions raised in the 1998 report to Congress as to whether broadband Internet service providers that use their own facilities to provide Internet access should contribute to the universal service support. Genuity cannot predict the outcome of this proceeding or the impact on its business operations.

        Communications Assistance for Law Enforcement Act.    Telecommunications carriers may incur significant expenses to assure that their networks comply with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). Under this statute, telecommunications carriers are required to:

  •
  provide law enforcement officials with call content and call identifying information pursuant to a valid electronic surveillance warrant; and

  •
  provide sufficient capacity for use by law enforcement officials in executing authorized electronic surveillance.

        The telecommunications industry is attempting to negotiate legislative and administrative provisions that would compensate carriers for some of the costs associated with complying with this statute. Additionally, further proceedings regarding certain information capture requirements and the implementation of the statute in connection with packet networks are pending, and the FBI has reportedly been seeking to extend CALEA requirements to the Internet and other information services. As of February 28, 2002, however, these issues have not been definitively resolved.

        In October 2001, the USA Patriot Act, which expands the obligations of Internet and information service providers to comply with government surveillance requests, became law. Law enforcement could attempt to use this new authority to seek to impose additional CALEA-like obligations on such companies, which could have adverse cost and technological consequences on their network services.

        Local Exchange Carriers.    Telecommunications carriers that are classified as local exchange carriers ("LECs") are subject to special regulatory provisions, in addition to those described above. A LEC is defined as a provider of telephone exchange service, i.e., local telephone service, or exchange access, which provides access to interexchange carriers to their end user customers. The FCC has imposed certain obligations on incumbent LECs ("ILECs"), which are treated as dominant carriers, to ensure that competitive carriers and ISPs have access to ILEC facilities and services necessary for the provision of competitive services.

        The FCC has adopted rules that direct ILECs to share their telephone lines with providers of high-speed Internet access and other data services. This ruling enables competitive carriers to provide digital subscriber line-based services over the same telephone lines simultaneously used by ILECs to provide basic telephone service. The FCC also has adopted rules implementing the requirement of the Telecommunications Act of 1996 that ILECs provide competitive carriers nondiscriminatory access to unbundled network elements ("UNEs")—i.e., ILEC network facilities, features, functions and capabilities—at prices based on cost. These changes may increase competitive pressures on ILECs in the offering of advanced telecommunications services, including digital subscriber line services. The United States Court of Appeals struck down the FCC's UNE pricing standard, and that decision is now under review by the U.S. Supreme Court. The court's decision and any further action by the agency on remand could permit increases in the prices for such elements, including for sharing these local telephone lines. Any such price increases could adversely affect the competitive offering of advanced telecommunications services.

        More recently, the FCC has commenced a series of proceedings that may result in diminished ILEC obligations to provide services and facilities purchased by competitors to provide broadband Internet services. It is reviewing whether ILECs should continue to be treated as dominant carriers in their provision of broadband services and whether ILECs' unbundling obligations should be reduced with regard to new facilities, particularly those used for the provision of broadband services. These potential regulatory changes could increase rates for broadband access services and reduce the availability of ILEC facilities used in the competitive provision of broadband services, which could have a negative impact on competition in broadband Internet services. More significantly, the FCC also has commenced a proceeding examining whether to classify broadband Internet access service as an information service and whether such classification would preclude the application of rate regulation, unbundling and network access requirements governing Bell Company and other ILEC provision of telecommunications services to competitive Internet service providers and competitive carriers. Such policy changes, either singly or together, could adversely affect the competitive offering of broadband Internet services.

Section 271

        Section 271 of the Communications Act, which was added by the Telecommunications Act of 1996, permits a Regional Bell Operating Company ("RBOC"), such as Verizon, to enter the interexchange service market in a state within its local service region upon FCC approval. Such approval requires that the RBOC satisfy certain procedural and substantive requirements, including a showing that local service competition has developed in the state and that the RBOC's entry into the interexchange market is in the public interest. Because of the Section 271 restrictions, the former GTE spun off its interexchange operations to form Genuity as a condition of GTE's merger with the former Bell Atlantic, as described in Part I. The merged firm, now Verizon, retained just under a ten percent interest in Genuity's equity, with a right to convert such shares into additional shares of up to 80 percent of Genuity if Verizon obtains Section 271 authority with respect to 95 percent of the former Bell Atlantic's in-region access lines within five years of the closing of the merger, which occurred on June 30, 2000. Verizon has already received regulatory approvals to provide interexchange service in New York, Massachusetts, Connecticut, Pennsylvania and Rhode Island. Verizon has applications for approval pending in Vermont, New Jersey and Maine, and anticipates filing additional applications with the FCC and state regulators in the near term.

Section 272 Restrictions

        Section 272 of the Communications Act requires RBOCs to offer such interexchange services through a separate affiliate. Any transactions with these interexchange affiliates must be publicly disclosed. Moreover, in its dealings with the separate affiliate, an RBOC may not discriminate in the provision or procurement of goods, services, facilities and information, or in the establishment of standards. The joint marketing and sale of long distance services is not considered to violate the nondiscrimination provisions of the statute. As required by the FCC Order approving the Bell Atlantic/GTE merger, if Verizon has eliminated applicable Section 271 restrictions and is able to exercise its conversion rights, it will comply with Section 272 to the same extent that Section 272 would apply if Verizon exercised its conversion rights notwithstanding any delay in the actual conversion.

Pole Attachment Rates

        In January 2002, the Supreme Court held that the FCC is authorized to set rates for utility pole attachments used by cable television companies for "commingled" cable television and high-speed Internet services. Although the case involved Internet services provided by cable companies, the court's rationale applies equally to Internet services provided by any non-ILEC service provider. By affirming the FCC's authority to regulate the rates charged for pole attachments used partially for the provision of non-ILEC Internet services, the court has ensured that at least those Internet service providers that have access to cable systems will have access to reasonably priced transmission capacity.

State Telecommunications Regulation

        States also regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations. The Communications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current policies of the FCC, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to the jurisdiction of the FCC. Under the Communications Act, states retain jurisdiction to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial. Furthermore, states generally give municipal authorities responsibility over the access to rights-of-way, franchises, zoning, and other matters of local concern, which means that localities may also have involvement in the regulation of the telecommunications industry.

Other Potential Regulation

        The laws and regulations relating to the liability of Internet access providers for information carried on or disseminated through their networks are currently unsettled both in the United States and abroad. For example, in the United States, the Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors by means of the Internet without restricting access to this type of material by underage persons, although its enforcement is currently enjoined by the United States Court of Appeals and it is under review by the U.S. Supreme Court. In addition, similar legislation has been passed or is being considered in many states and foreign jurisdictions. A number of such state laws have also been struck down by the courts. The Congress also has enacted the Children's Online Privacy Protection Act, which imposes penalties for certain types of information-collecting activities involving children, and the European Union and its member states have adopted substantial privacy requirements that affect our European operations and may have an impact on our domestic U.S operations as well. Several private lawsuits seeking to impose this type of liability on online service companies and Internet access providers are pending. The imposition of potential liability on us and other Internet access providers for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuance of various service offerings. While we carry professional liability insurance, it may not cover this type of liability and otherwise may not be adequate to compensate us for any damages or costs incurred in defending against these claims. The costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

        Due to the increase in Internet use and publicity, it is possible that other laws and regulations that apply to commerce and communication over the Internet will be adopted. The Congress recently has enacted or considered enacting Internet laws regarding copyrights, taxation of Internet services and transactions, unsolicited commercial e-mail, new privacy obligations, universal service contribution requirements for Internet access providers and other obligations. The Federal Trade Commission has undertaken new enforcement initiatives involving various Internet-based activities, including provider privacy policies and deceptive and fraudulent online activities. The European Union is developing, enacting and enforcing a number of protocols and directives involving hate speech, electronic commerce and cybercrimes. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, telecommunications, privacy, libel, taxation and other issues apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business over the Internet.

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

        The ability for us to provide some or all of our Internet and other services, including our ability to own or operate the necessary assets and facilities in any particular country, will depend upon the extent to which applicable laws and regulations permit us to provide our services. We believe that the provision of some services, such as our voice-over-IP services, is more likely to be subject to local country regulation than other Internet services provided by us.

        We currently have the ability to provide Internet services in many countries without obtaining regulatory authorizations, approvals or licenses. In seventeen countries where we currently have or are in the process of commencing operations, we have either obtained or have applied for regulatory approvals, authorizations, or licenses for at least some of these services. These seventeen countries include Argentina, Austria, Belgium, Brazil, Canada, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In addition, as we enter new markets, we anticipate obtaining similar approvals, authorizations and licenses as required by applicable local rules and regulations in order to acquire, own and operate the necessary assets and facilities, and to provide services, in these countries. We do not know if we will obtain the necessary local regulatory approvals to own and operate the assets and facilities necessary to provide service, or to provide the services themselves, in any country, or that local country laws or regulations will not change. Any failure to obtain approvals, or loss of authorization, to provide services in any country could have a material adverse effect on us.

ITEM 2. DESCRIPTION OF PROPERTIES

        Our headquarters are located in Woburn, Massachusetts on a two-building campus consisting of approximately 457,000 square feet. We own both of the buildings in our Woburn campus and have a ground lease that expires in 2030. Our network operations organization, including our primary Network Operations Center, is located at our headquarters in Woburn, Massachusetts. We lease space for another Network Operations Center in Columbia, Maryland. We currently have Operations Support Centers in Burlington, Massachusetts, Cambridge, Massachusetts and Chantilly, Virginia. Our operations center in Burlington, Massachusetts can perform disaster back-up for the Woburn, Massachusetts Network Operations Center and our operations center in Chantilly, VA can perform disaster back-up for the Columbia, Maryland Network Operations Center. Our Burlington, Massachusetts facility also continues to house our engineering, sales and marketing and service line organizations.

        We have a global portfolio of an additional 3,250,000 square feet. This leased space is composed of office space, hosting data centers and points of presence infrastructure throughout the world to support our domestic and international operations. To date, the concentration of international presence is Pan-European based, distributed among 9 countries. The international leased space comprises approximately 440,000 square feet of our global portfolio.

ITEM 3. LEGAL PROCEEDINGS

        We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Paul R. Gudonis	47	Chairman of the Board and Chief Executive Officer
Joseph C. Farina	52	President and Chief Operating Officer
Daniel P. O'Brien	47	Executive Vice President and Chief Financial Officer
Ira H. Parker	45	Executive Vice President, General Counsel and Secretary
Susan H. Bowman	48	Executive Vice President, Human Resources
James L. Freeze	41	Senior Vice President, Chief Marketing and Strategy Officer

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

        Ira H. Parker has been our Executive Vice President, General Counsel and Secretary since July 2001. Prior to that he was Senior Vice President, General Counsel and Secretary of Genuity. From November 1997 to June 2000, he served as Vice President and General Counsel of Genuity. In 1999, in addition to his General Counsel position at Genuity, Mr. Parker was appointed Vice President and Deputy General Counsel of GTE Service Corporation. From July 1993 to November 1997, Mr. Parker was a partner in the Washington, D.C. office of the law firm of Alston & Bird. Prior to 1993, Mr. Parker served in a number of positions with the United States Federal Deposit Insurance Corporation, including Assistant General Counsel for Litigation and Policy from August 1989 to May 1992 and Deputy General Counsel for Litigation for the Resolution Trust Corporation from May 1992 to June 1993. Mr. Parker holds a B.A. from Brooklyn College and a J.D. from Emory University.

        Susan H. Bowman has been our Executive Vice President, Human Resources since July 2001. Prior to that she was Senior Vice President, Human Resources of Genuity. From September 1997 to June 2000, Dr. Bowman served as Vice President, Human Resources for Genuity and GTE Technology Service Corporation. Prior to that time, she held several positions with GTE Corporation, including the Director of Staffing and Development for GTE Service Corporation from August 1995 to September 1997. From September 1994 to August 1995, Dr. Bowman served as the Strategic Human Resources Business Partner for the Network Operations Group in GTE Telephone Operations. Prior to that, she held a number of Human Resources positions within GTE and state and federal government. Dr. Bowman holds a Ph.D. in industrial/organizational psychology from the University of South Florida.

        James L. Freeze has been our Senior Vice President, Chief Marketing and Strategy Officer since May 2001. Prior to that he was Senior Vice President and Chief Strategy Officer of Genuity. From August 1999 to June 2000, he served as Vice President of Business Development for Genuity. From July 1998 to August 1999, he served as a senior telecommunications analyst at Forrester Research, Inc., an Internet research firm. From June 1997 to June 1998, Mr. Freeze served as Vice President of Sales and Marketing of Genuity Inc., an Internet service provider and Web hosting company that we acquired in June 1998. In April 2000, we changed our name from GTE Internetworking Incorporated to Genuity Inc. Prior to 1997, he held several positions with CompuServe Inc., a worldwide provider of network access hosting and Internet services to the business and consumer markets, including Director of Marketing and Business Development from January 1995 to May 1997 and Group Manager from June 1994 to December 1994. Mr. Freeze holds a B.S. and M.A. from Ohio State University and a J.D. from Capital University.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

        Our Class A common stock trades on the Nasdaq National Market under the symbol "GENU" and on the Nouveau Marché under the symbol "Genuity A-REGS 144." As of February 28, 2002, there were approximately 1,029 holders of record of our Class A common stock. All of our outstanding Class B common stock is held by Verizon and is not publicly traded. The table below summarizes, for the periods indicated, the high and low stock prices of our Class A common stock on the Nasdaq National Market since June 28, 2000, the date our shares started trading.

	2000		2001
	Low	High	Low	High
First Quarter	$—	$—	$1.94	$5.88
Second Quarter (from June 28, 2000)	$7.97	$11.25	$1.20	$3.74
Third Quarter	$6.44	$10.50	$1.23	$3.07
Fourth Quarter	$3.75	$6.75	$1.42	$2.00

Dividend Policy

        Our current dividend policy is to retain future earnings for use in the business. As a result, management does not anticipate paying any cash dividends on shares of common stock in the foreseeable future. We are required to obtain permission from Verizon prior to the granting of any extraordinary dividends, as defined in the recapitalization agreement.

Recent Issuances of Unregistered Securities

        On September 21, 2001, Genuity issued 25,643,243 shares of Class A common stock in connection with the closing of its initial exchange offer to shareholders, warrant holders and option holders of Integra S.A. who were not U.S. persons for the outstanding shares, stock warrants and stock options of Integra. On October 11, 2001, we issued an additional 3,474,596 shares of Class A common stock in connection with the re-opened exchange offer for shares, warrants and options of Integra S.A. The shares of Class A common stock issued in the exchange offer were issued in reliance upon Regulation S under the Securities Act and therefore, no offer or sale was made in the United States or to U.S. persons (as defined in Regulation S).

        Each Integra shareholder participating in the offer received three shares of Genuity Class A common stock for every four Integra shares tendered. Holders of Integra stock warrants and options received 0.068 shares of Genuity Class A common stock for each Integra stock warrant or stock option renounced. These shares, 29,117,839 in aggregate, were issued in reliance upon Regulation S under the Securities Act. Until October 11, 2002, these shares, as well as other shares of Class A common stock which trade on the Nouveau Marché, may not be resold, pledged, or otherwise hedged or transferred directly or indirectly in the United States or to U.S. Persons, as such term is defined in Regulation S under the Securities Act. In addition, during the one-year period ending on October 11, 2003, the shares of Class A common stock which trade on the Nouveau Marché may not be resold, pledged, or otherwise hedged or transferred, except in compliance with either Regulation S or Rule 144 under the Securities Act.

        Additionally, we separately issued 2,217,561 shares of Class A common stock to six Integra shareholders in a private placement under Regulation D of the Securities Act. Each of the six shareholders were accredited investors. In this private placement, each Integra shareholder received three shares of Genuity Class A common stock in exchange for every four Integra shares tendered.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this filing.

        The selected financial data set forth below, as of December 31, 1997, 1998, 1999, 2000 and 2001 and for each of the five years in the period ended December 31, 2001, include the financial position and results of operations of those operations that currently constitute Genuity. GTE, now part of Verizon, acquired BBN Corporation effective June 30, 1997. The acquisition was accounted for as a purchase business combination and, consequently, the results of operations of BBN Corporation ("Our Predecessor"), excluding the operations of BBN Technologies which were retained by GTE, are only included in our results of operations for the periods after June 30, 1997.

        The selected consolidated balance sheet data as of December 31, 2000 and 2001 and the selected consolidated statement of operations data for each of the years in the three year period ended December 31, 2001 are derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1998 and 1999 and the selected consolidated statement of operations data for each of the years in the two year period ended December 31, 1998 are derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, and are not included in this Form 10-K. The selected financial data as of December 31, 1997 were derived from unaudited financial statements that are not included in this filing. The unaudited financial statements include all adjustments including annual recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods.

        The results of operations of our Predecessor represent the results of operations of BBN Corporation, excluding the operations of BBN Technologies. The selected consolidated balance sheet data of the Predecessor to Genuity as of June 30, 1997 and the selected consolidated results of operations data of the Predecessor for the six months ended June 30, 1997 were derived from unaudited financial statements that are not included in this filing. The unaudited financial statements include all adjustments including annual recurring accruals that we consider necessary for a fair presentation of the results of operations for these periods.

        In the first quarter of 2001, the Company changed the operating segments on which we report. The four segments are now Access, Hosting and Value-Added Services, Transport and International. Security and VPN services, which were previously included in Value-Added Services/Other, are now included in Hosting and Value-Added Services. Voice-over-IP, previously included in Value-Added Services/Other, is now part of Access. International includes all international related revenues, including portions formerly included in Access, Hosting and Value-Added Services and Transport. For comparability, all prior periods have been recast to reflect the new segment presentation.

		Genuity
	Predecessor
		Years Ended December 31,
	Six Months Ended June 30, 1997
		1997	1998	1999	2000	2001
	(in Thousands, Except Per Share Data)	(in Thousands, Except Per Share Data)
Results of Operations Data:
Revenues
Access	$94,126	$128,838	$350,777	$558,640	$853,125	$921,672
Hosting and Value-Added Services	11,913	12,015	42,727	60,288	123,191	133,612
Transport	—	41,920	46,876	64,483	100,383	98,618
International	279	710	5,622	23,055	59,979	66,658

Total revenues	106,318	183,483	446,002	706,466	1,136,678	1,220,560
Operating expenses
Cost of sales	92,670	166,040	492,794	767,498	1,271,154	1,321,499
Selling, general and administrative	38,801	142,962	312,916	396,522	552,442	575,126
Depreciation and amortization	10,536	49,444	104,444	187,628	288,134	475,457
Special items	—	—	1,101	2,105	13,544	2,757,338
Operating loss	(35,689)	(174,963)	(465,253)	(647,287)	(988,596)	(3,908,860)
Net loss	(37,663)	(174,928)	(468,559)	(647,046)	(947,474)	(3,960,353)
Basic and diluted loss per common share	—	$(9.58)	$(25.67)	$(35.44)	$(8.92)	$(19.74)
Basic and diluted weighted-average common shares outstanding	—	18,256	18,256	18,256	106,163	200,614
Other Financial Data:
Cash flows provided by (used in) operating activities	$2,496	$(90,927)	$(512,928)	$(403,842)	$(616,886)	$(823,826)
Capital expenditures(1)	23,255	299,491	587,831	778,936	1,784,857	1,006,457
		As of December 31,
	As of June 30, 1997
		1997	1998	1999	2000	2001
Balance Sheet Data:
Cash and cash equivalents	$78,773	$3,063	$13,883	$6,044	$868,926	$956,718
Working capital	62,041	370,765	43,060	(287,362)	223,401	637,197
Property, plant and equipment, net	72,179	367,688	908,980	1,520,934	3,009,706	1,482,217
Total assets	218,102	1,094,576	1,685,969	2,343,132	4,899,325	2,994,471
Total long-term liabilities	83,334	132,462	176,649	133,553	66,855	2,410,015
Total liabilities	140,876	609,208	351,242	675,026	1,133,440	3,099,390
Minority interest	—	—	—	—	—	3,111
Stockholders' equity (deficit)	77,226	485,368	1,334,727	1,668,106	3,765,885	(108,030)

(1)
Includes accruals, capital leases and capitalized software

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Components of Revenues

        Genuity derives revenues from four operating segments: Access, Hosting and Value-Added Services, Transport, and International.

        Presentation of Segments.    In the first quarter of 2001, we changed the operating segments on which we report. The segments are now Access, Hosting and Value-Added Services, Transport and International. Security and VPN services, which were previously included in Value-Added Services/Other, are now included in Hosting and Value-Added Services. Voice-over-IP, previously included in Value-Added Services/Other, is now part of Access. International includes all international related revenues, including portions formerly included in Access, Hosting and Value-Added Services and Transport. For comparability, all prior periods have been recast to reflect the new segment presentation.

        Access.    Internet access services include dial-up, dedicated and digital subscriber lines and voice-over-IP. Access revenues, which are derived from service providers and enterprise customers, are the largest component of our total revenues. Internet access customers typically sign one or two-year contracts providing for monthly-recurring service fees that are either fixed or based on usage. Also included in the access segment are those revenues relating to the development, operation and maintenance of a nationwide dial-up network for America Online. Revenues from America Online, including AOL Japan, as a percentage of total revenues were approximately 52%, 40% and 35% in 1999, 2000 and 2001, respectively.

        Hosting and Value-Added Services.    Web hosting services provide reliable hosting and a high-speed network infrastructure as well as flexible, fast and secure hosting platforms and an experienced technical support staff. Web hosting services include managed hosting, collocation, content delivery and high end managed storage. Value-Added services include managed security services and virtual private networks for secure data transmission and professional consulting. Web hosting and Value-Added services customers typically sign one or two-year contracts, although a three-year contract is available for certain hosting services. Hosting revenues are based primarily on monthly fees for server management, physical facilities and bandwidth utilization. Revenues for security and virtual private network service contracts are earned and recorded based on fixed, monthly recurring fees.

        Transport.    Transport services include services such as asynchronous transfer mode, or ATM, and private line services. ATM transfer service, a form of high-speed data transfer, is targeted primarily at enterprises, carriers and Internet service providers with high-bandwidth voice, video and data transmission requirements. Private line service provides dedicated point-to-point transport services through non-switched, non-usage sensitive dedicated facilities. Transport revenues are earned and recognized based on customer usage of circuit mileage and capacity. Transport customers typically sign one or two-year contracts.

        International.    International services include the results of our international business, including revenues related to the acquisition of Integra starting in October 1, 2001. International revenues include international sales of access, hosting and value-added services and transport. These revenues are recognized on a basis consistent with domestic services. The international contracts typically range from one to two years, although a three-year contract is available for certain services..

Components of Operating Expenses

        Cost of Sales.    Cost of sales consists primarily of fixed and variable costs of leasing telecommunications circuits, and labor and expenses of operating the network infrastructure. Also included in cost of sales are the salaries and benefits of the technical, operations and customer service personnel, as well as facilities administration, including rent, maintenance and utilities to support the data centers and related network facilities.

        Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of salaries and benefits for our marketing, sales and support personnel, advertising, legal and accounting services and other expenses.

        Depreciation and Amortization.    Depreciation and amortization expenses consist primarily of depreciation of our network infrastructure, including managed modems, data center equipment and related assets, and amortization of our goodwill and other intangible assets.

        Special Items.    Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiative and other costs related to facilities that will be exited.

Significant Accounting Policies

Revenue Recognition

        Revenue is generally recognized when services are rendered or products are delivered to customers. Billings made or payments received in advance of providing services are deferred until the period these services are provided. Certain of Genuity's contracts, primarily related to Web hosting and value-added eBusiness services, include up-front charges for installation services. Since the installation service is related to the performance of the entire contract, the revenues from the installation are deferred until the installation has been completed and recognized over the remaining life of the contract. In the first quarter of 2000, we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of this adoption had no net effect on our consolidated statements of operations.

        Genuity has contracts with some customers that provide service level commitments. If we do not meet the required service levels, it may be obligated to provide credits, usually in the form of free service for a short period of time. These amounts are accounted for in cost of sales. To date, credits issued under these arrangements for our failure to meet service level commitments have not been material.

Research and Development Costs

        Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in our consolidated statements of operations.

Advertising Costs

        Genuity expenses the cost of advertising as incurred as a component of selling, general and administrative expenses in our consolidated statements of operations.

Income Taxes

        Prior to the initial public offering, Genuity filed its federal income tax return on a consolidated basis with GTE. Upon completion of its initial public offering, we were deconsolidated from GTE for income tax purposes. Income tax payments and refunds are determined based on the stand-alone filings of Genuity. The accompanying consolidated financial statements are presented as if we were a stand-alone company for all periods presented.

        Genuity computes current and deferred income tax expense on a stand-alone basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

Deferred Commissions

        Genuity defers certain customer acquisition costs in order to recognize those direct costs in the same accounting period as the associated revenues, provided the revenues are contractual.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful life using the straight-line method. Useful lives used in computing depreciation are as follows: buildings—10 to 30 years, communications network—fiber optic cable—20 to 25 years, communications network—data processing equipment and machinery which include labor and other direct costs—3 to 10 years and furniture and fixtures—5 to 7 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. In connection with the impairment charge recorded in the fourth quarter of 2001, the Company reviewed the useful lives used in computing depreciation for property, plant and equipment and determined that the lives were still appropriate.

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

        We lease data communications equipment and facilities under capital lease agreements. The assets under capital leases are recorded at the lower of the assets' fair value or the present value of future minimum lease payments. Assets under capital leases are depreciated over the shorter of the useful life of the asset or the term of the lease. Depreciation for these assets ranges from 3 to 10 years.

        Indefeasible rights of use ("IRU") agreements are accounted for as service or lease arrangements based on the rights conveyed in the underlying agreements. Agreements qualifying for lease accounting treatment are accounted for as operating or capital leases in accordance with SFAS No. 13, "Accounting for Leases." IRUs qualifying for capital lease treatment are capitalized within property, plant and equipment as communications network—fiber optic cable. These assets are amortized over the shorter of the assets' useful life or the underlying lease term. Depreciation for these assets ranges from 20 to 25 years.

        The Company has entered into several long-term network agreements for the construction of managed modems. Costs associated with contracts that qualify for capital lease treatment in accordance with SFAS No. 13, "Accounting for Leases," are capitalized and depreciated over the shorter of the underlying assets' useful life or lease term. Costs are capitalized within work in progress during the construction phase and classified as communications network-data processing equipment and machinery when the assets have been placed into service.

Goodwill and Other Intangibles

        Goodwill and other intangible assets as of December 31, 2000, pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997 and internal use software. As of December 31, 2001, goodwill and other intangibles also includes the acquisition of Integra. In addition, we determined that the balance of the goodwill and other intangibles associated with the BBN Corporation acquisition was impaired as of December 31, 2001. Goodwill from the acquisitions of BBN Corporation and Genuity Incorporated is being amortized on a straight-line basis over the lesser of 20 years or the period benefited. Goodwill created from the acquisition of Integra is not being amortized, as this transaction was initiated after June 30, 2001 and is being accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Other intangible assets include customer lists, trademarks, developed technology and in-place work forces in connection with the acquisitions, and internal use software. Customer lists and in-place work forces are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks and developed technology are amortized on a straight-line basis over 3 to 10 years. Internal use software is amortized on a straight-line basis over 3 to 5 years. Software maintenance costs are expensed as incurred.

Valuation of Assets

        The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Our policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of operating expenses. Under Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

Debt Issuance Costs

        Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings.

Stock-Based Compensation

        Stock options issued to employees and directors are accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), under which there is no charge to earnings for stock options granted with an exercise price equal to the market price of the common stock on the date of grant.

Foreign Currency Translation

        Assets and liabilities of units operating in foreign countries are translated into U.S. dollars using the exchange rates in effect on the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period.

RESULTS OF OPERATIONS

2001 Compared to 2000

  Revenues (in Thousands)

	Year Ended December 31,
	2000		2001
	Amount	%	Amount	%
Access	$853,125	75%	$921,672	76%
Hosting and Value-Added Services	123,191	11	133,612	11
Transport	100,383	9	98,618	8
International	59,979	5	66,658	5

Total	$1,136,678	100%	$1,220,560	100%

        Total revenues for 2001 increased $83.9 million, or 7%, over 2000. Total revenues from Verizon increased $126.6 million, or 123%, over 2000 and represented 19% of Genuity's total revenue in 2001. Verizon purchases Genuity's services both in connection with the Purchase, Resale and Marketing agreement and outside of this agreement. Under the Purchase, Resale and Marketing agreement, executed at the time of Genuity's initial public offering, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. As of December 31, 2001, Verizon has purchased in aggregate approximately $109.6 million of services under this agreement.

        Access.    Access revenues for 2001 increased $68.5 million, or 8%, over 2000. This increase was primarily a result of increased broadband revenue of 176% or $114.2 million year over year including an increase in the number of broadband subscribers from approximately 175,500 subscribers as of December 31, 2000 to approximately 350,000 subscribers as of December 31, 2001 (excluding America Online). Additionally, dedicated access revenues increased 21% or $36.1 million. These increases were offset in part by a 26% or $41.7 million decrease in dial-up revenues due to our decision to de-emphasize and eventually exit the wholesale dial-up access business in the fourth quarter of 2001, except that we will continue to provide dial-up access to our two largest customers, America Online and Verizon. Exiting the wholesale dial-up access business will result in a reduction of the overall revenue base going forward, but will improve profitability due to the negative margins in this business.

        The increases in broadband and dedicated access revenues were also offset by a $33.1 million, or 8%, decrease in revenues from America Online due to lower scheduled contractual pricing. The America Online agreement includes provisions for minimum purchase requirements at fixed monthly fees, service level requirements and termination provisions. The fixed monthly fees for dial-up access services decrease at various intervals over the contract term.

        Effective January 8, 2002, we amended our existing agreement with America Online. The term of the amended agreement remains unchanged with certain obligations continuing through December 31, 2006. Under the amended agreement, America Online is obligated to satisfy minimum purchase commitments for dial-up access ports through 2003 and to purchase managed digital subscriber line network access services through 2004. However, under the amended agreement, America Online is no longer obligated to purchase and Genuity is no longer obligated to provide other non-digital subscriber line broadband network access services. In addition to amending the terms of the America Online agreement, the amendment provided for the payment by America Online of previously withheld amounts and resolved those issues previously reported.

        Under the amended agreement, America Online may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and

January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. We do not anticipate that America Online will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million.

        Under the amended agreement, starting in January 2004, America Online has the option of reducing the number of dial-up access ports to a reduced commitment level. Revenue in 2004 through the end of the amended agreement will be recognized monthly based on the per port price and volumes in effect each month. Assuming the number of dial-up access ports remains constant, revenues in 2004 will be approximately $55.4 million lower than 2003 revenues. Assuming the number of dial-up access ports remains constant, the estimated impact of these price declines would be a reduction of cash received of approximately $41.9 million, $71.4 million and $19.7 million in 2002, 2003 and 2004, respectively. Actual declines in both revenues and cash receipts could be greater starting in 2004 if America Online exercises its option to reduce the number of dial-up access ports to the reduced commitment level.

        Additionally, we remain obligated to offer to America Online, subject to certain limitations as set forth in the amended agreement, reduced pricing if we offer a third party better pricing for comparable dial-up access services than that paid by America Online. Under the amended agreement, America Online may request lower pricing for dial-up access ports effective on or after January 1, 2005, if the market price for comparable services, as defined in the amended agreement, is lower than the pricing then being offered to America Online. If we do not agree to reduce the fees we charge to America Online for the applicable dial-up access ports to the market price, America Online may, subject to advance notice and other limitations, terminate future dial-up service commitments to us and decommission an equal number of its existing dial-up access ports with us. Similarly, America Online may reduce its dial-up service commitments in the event we fail to meet monthly or geographic delivery targets.

        Pursuant to the amended agreement, America Online may, on or after January 1, 2004 and subject to advance notice and other limitations, decommission dial-up access ports managed by us in proportion to their decommissioning of dial-up access ports provided by other vendors. We are required to maintain a dedicated network operations center to service the portions of our network dedicated to America Online.

        We continue to provide broadband services to America Online in connection with their digital subscriber line service offerings. Under the prior agreement, America Online was committed to purchase from us the network services necessary to serve specified percentages of their broadband customers other than digital subscriber line customers (i.e. cable and satellite broadband customers). However, under the amended agreement, America Online is no longer obligated to purchase additional network services from us in connection with these other broadband service offerings.

        In connection with providing DSL service to an America Online customer, America Online is responsible for providing its customers with the local access circuit and we are responsible for the interconnection of that circuit to our backbone, transmission of the traffic to America Online and the monitoring, management and control of the network. We receive a specified monthly fee for each America Online DSL customer for whom we provide network services. These fees are subject to agreed upon reductions, as the number of America Online DSL customers for whom we are providing services increases. At specified times during the course of the amended agreement, America Online has the right to seek a reduction in the fee paid to us for broadband backhaul services based on the then prevailing market prices for comparable broadband backhaul services. If we do not agree to reduce our fees to America Online for broadband network services to the market price in the manner described in the amended agreement, America Online may, subject to advance notice and other limitations, terminate future broadband service purchase commitments to us and terminate existing broadband service. America Online may also terminate future broadband service purchase commitments in the event we fail to deliver services to a new local access and transport area within a specified period.

        Hosting and Value Added Services.    Hosting and Value-Added Services revenues for 2001 increased $10.4 million, or 8%, over 2000 due primarily to revenues from eServices consulting, which was a new service offering for the Company in 2001. This increase was partially offset by a loss of customers and a slower pace of new order activity in hosting services. The number of hosting customers declined from 379 as of December 31, 2000 to 238 as of December 31, 2001. The largest driver of the decrease in customers relates to customer credit issues, resulting in cancellation by either Genuity or the customer.

        Transport.    Transport revenues for 2001 decreased $1.8 million, or 2%, over 2000 primarily due to a loss of customers and lower pricing. In addition, in the fourth quarter 2001, the Company terminated a transitional supply arrangement with a customer related to the initial spin-off of Genuity.

        International.    International revenues increased $6.7 million, or 11%, over 2000 as a result of the Integra acquisition in the fourth quarter 2001. Excluding the impact of the Integra acquisition, revenues were $1.1 million, or 2%, lower than 2000.

Cost of Sales

        Cost of sales for 2001 increased $50.3 million, or 4%, over 2000. Cost of sales, as a percentage of total revenues, was 112% and 108% for the years ended December 31, 2000 and 2001, respectively. This decrease reflects the Company's efforts to reduce circuit and other costs. Telecommunications circuit costs are the largest component of cost of sales and as a percentage of total cost of sales, were approximately 70% and 68% for the years ended December 31, 2000 and 2001, respectively. Telecommunication circuit costs increased $13.0 million, or 1%, over 2000. The Company is focused on improving the efficiency of the network and reducing circuit costs. These efforts include increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. Also impacting circuit costs was the Company's decision to de-emphasize and subsequently exit the wholesale dial-up access business in the fourth quarter 2001. As a result, we have negotiated an agreement to outsource the remaining portion of the dial access network to providers specializing in this capability. We expect these actions to yield further circuit cost savings going forward. In addition, the Company has entered into long-term agreements with several managed modem vendors. As of December 31, 2001, there were approximately 219,000 managed modems deployed and the Company expects to increase these significantly during 2002, which will result in lower circuit expense as circuits are terminated. These agreements, which provide lower overall costs to the Company, are capitalized and financed through lease obligations and will result in future reductions in circuit costs and future increases in depreciation and interest expense.

        Labor and related costs as well as contractor expenses to support our network infrastructure and customer service were approximately 17% and 18% of cost of sales in 2000 and 2001, respectively. These costs increased by approximately $15.4 million, or 7%, over 2000. The increase was due primarily to a higher average level of full time equivalent employees during the first half of 2001. Other costs, such as facilities, maintenance, property taxes and customer premise equipment (CPE) costs were approximately 12% and 14% of cost of sales in 2000 and 2001, respectively. These costs increased $21.9 million, or 14%, over 2000 due primarily to the build- out of our network infrastructure as well as higher CPE costs associated with the increased broadband revenues in 2001.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2001 increased $22.7 million, or 4%, over 2000. This increase was due in part to an increase in bad debt expense of $12.9 million, or 42%, over 2000 and an increase in facilities costs. Also contributing to the increase are higher selling expenses directly attributable to an increase in the number of sales and sales related employees, both domestically and internationally in the first half of 2001.

Depreciation and Amortization

        Depreciation and amortization expenses for 2001 increased $187.3 million, or 65%, over 2000. This increase reflects the deployment of assets associated with our network infrastructure.

Special Items

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the our workforce reduction initiative and other costs related to facilities that will be exited. The Company recorded $13.5 million and $2.8 billion in special items in 2000 and 2001, respectively. The $2.8 billion charge in 2001, included the following (in millions):

Reduction in Force
Second Quarter 2001	$17.9
Fourth Quarter 2001	21.7

Total	39.6
Facilities Exit Costs
Second Quarter 2001	25.9
Fourth Quarter 2001	57.3
Adjustment in Fourth Quarter to Second Quarter 2001	(3.0)

Total	80.2
Other Exit Costs
Second Quarter 2001	4.1
Fourth Quarter 2001	50.4

Total	54.5
Asset Impairment	2,583.0

Total Special Items	$2,757.3

        On May 3, 2001, the Company announced a plan to reduce future expenditures. This plan resulted in a reduction of our full-time equivalent employees by 964, or 16%, and a reduction of 2001 capital expenditures from $2.2 billion to $1.4 billion. The projected 2001 capital expenditures were further reduced to a range of $1.2 billion to $1.25 billion on August 22, 2001. In addition, the Company reduced its capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion and $5.0 billion. The reduction in the Company's employees impacted multiple functional areas throughout the Company. All 964 full-time equivalent employees assumed in the plan were terminated as of August 31, 2001. This included 776 employees and 188 contractors. Severance and associated termination benefits for the 776 employees included in the special charge were approximately $17.9 million.

        On November 1, 2001, we announced a company-wide restructuring and cost savings plan. As a result of these actions, Genuity further reduced its U.S.-based Company full-time equivalent employees by 1,098, or 21%. The 1,098 full-time equivalent employees included 979 full-time employees and 119 contractor positions. Of the 1,098 full-time equivalent employees assumed in the plan, 922 were terminated in the fourth quarter of 2001 and the remaining 176, related to our international operations, received a termination notification in the fourth quarter of 2001 and ceased employment in the first quarter of 2002. Severance and associated termination benefits for the 979 employees included in the special charge were approximately $21.7 million.

        In response to the reduced capital expenditure program and the reductions in the workforce, we reviewed our leased facilities for opportunities for consolidation and future cost savings. As a result of this review, approximately 58 locations were identified, including a data center, several POP facilities, sales sites and administrative buildings, as sites which would be vacated. Of the 58 locations, 29 locations represent sites for which the Company had or was in the process of negotiating lease commitments, but had not yet occupied. The remaining 29 locations represent sites which we had either vacated by December 31, 2001 or will vacate by the end of the second quarter of 2002. The lease termination dates on the underlying sites extend through 2030. Management will attempt to negotiate early buyouts on these lease facilities or enter into sublease arrangements in lieu of paying termination costs. Facility and equipment related costs of approximately $83.2 million in the special charge include lease termination costs, future lease commitments, net of estimated recoveries from subleasing, and impairment losses for related leasehold improvements. The Company also recorded a $3.0 million adjustment in the fourth quarter of 2001 to reduce the estimated lease termination costs recorded in the second quarter of 2001.

        The remaining costs within the special charge of $54.5 million represent various contract termination costs including the expected termination costs associated with the Company's decision to exit the wholesale dial-up access business.

        As a result of these actions during the second and fourth quarters of 2001, the Company recorded a special charge totaling $177.3 million associated with the reduction in force and the reduced capital expenditure program. As of December 31, 2001, approximately $38.0 million has been paid including approximately $26.3 million related to employee severance and associated benefits, approximately $21.0 million represents impairment losses associated with leasehold improvements on the facilities that will be vacated, approximately $3.0 million represents an adjustment to reduce the second quarter estimate for lease termination costs and the remaining accrual associated with the special charge was approximately $115.3 million.

        A number of factors occurring in the fourth quarter of 2001 impacted the Company's long-lived assets including both their expected future revenue generation potential and the Company's expected utilization of the assets within the revised operating plans. These factors included the Company's decision to exit the wholesale dial-up access business with the exception of its two largest customers, America Online and Verizon, the Company's restructuring and cost savings plan and the slowing economy. The Company completed a 21% reduction in force in the fourth quarter of 2001 associated with a Company wide restructuring and cost savings plan. This reduction was on top of a 16% workforce reduction announced in the second quarter of 2001. The reductions also included a decrease in future capital expenditures and a reduction in the number of facilities. The economy also entered into a recession toward the later part of 2001 marked by a continued severe decrease in high tech spending and order volumes. Lastly, the long-term expectations for market size in the Company's service offerings were substantially decreased by many market analysts.

        Based on these factors and their impact on current and projected future revenues, the Company performed an assessment of the carrying value of its long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The conclusion of this assessment was that the decline in market conditions within the Company's industry were significant and other than temporary. In this assessment, the Company reviewed its long-lived assets, which included undeployed plant, including excess equipment and cancelled projects within work in progress, deployed plant, goodwill and other intangibles. As a result of this review, the Company recorded an impairment charge of approximately $2.6 billion related to certain assets associated with the AOL/Dial line of business, International Access business and its fiber optic network.

Income Taxes

        Genuity generated pre-tax book losses of $4.0 billion in 2001 compared to $944.7 million in 2000. Federal income tax returns were filed on a consolidated basis with GTE, now part of Verizon, through the date of our initial public offering. The taxable losses generated by Genuity up until the date of its initial public offering were benefited by GTE in its consolidated tax return. Genuity received reimbursements for these tax benefits of $157.0 million in 2000. To reflect Genuity's income tax provision on a comparable basis to future periods, these reimbursements have been accounted for as capital contributions. The tax provision was computed on a stand-alone basis and represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

Net Loss

        Net loss increased to $4.0 billion in 2001 compared to $947.5 million in 2000. Net loss in 2001 included a $2.8 billion special charge associated with the impairment of certain assets, our workforce reduction initiatives and other costs associated with facilities that will be exited.

2000 Compared to 1999

  Revenues (in Thousands)

	Year Ended December 31,
	1999		2000
	Amount	%	Amount	%
Access	$558,640	79%	$853,125	75%
Hosting and Value-Added Services	60,288	9	123,191	11
Transport	64,483	9	100,383	9
International	23,055	3	59,979	5

Total	$706,466	100%	$1,136,678	100%

        Total revenues for 2000 increased $430.2 million, or 61%, over 1999.

        Access.    Access revenues for 2000 increased $294.5 million, or 53%, over 1999. This increase was due primarily to a 56% increase in the number of dial-up access modems deployed from 579,000 as of December 31, 1999 to 904,000 as of December 31, 2000, and to a lesser extent, a 23% increase in the number of dedicated access connections. Also contributing to the growth was an increase in the number of broadband subscribers (excluding America Online) from approximately 20,500 as of December 31, 1999 to approximately 175,500 as of December 31, 2000. Included in access revenues in 2000 are non-recurring revenues of $10.0 million associated with the sale of equipment and $12.4 million related to a short-term DSL sales promotion with Verizon. These increases were offset in part by price reductions associated with our contract with America Online. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, service level requirements and termination provisions.

        Hosting and Value-Added Services.    Hosting and Value-Added Services revenues for 2000 increased $62.9 million, or 104%, over 1999 due primarily to increases in the average new deal size in hosting services and a 13% increase in the number of hosting customers. The number of hosting customers increased from 334 as of December 31, 1999 to 379 as of December 31, 2000.

        Transport.    Transport revenues for 2000 increased $35.9 million, or 56%, over 1999 due primarily to the sale of excess capacity on the network as new network segments became operational, as well as increased sales of private line services and ATM services to telecommunications carriers and Internet service providers.

        International.    International revenues for 2000 increased $36.9 million, or 160%, over 1999. This growth is primarily due to a $17.7 million, or 78%, increase in sales of Internet access services in international markets and the impact of the AOL Japan contract in 2000.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2000 increased $155.9 million, or 39%, over 1999. This change was due primarily to increased selling expenses that were directly attributable to an increase in the number of sales and sales-related employees. In addition, advertising expense increased $35.9 million, or 167%, in 2000 over 1999, due primarily to increased branding efforts. Also contributing to the increase was the hiring of additional management staff and related operating expenses, increased facilities costs and increased information technology expenses. Included in selling, general and administrative expenses was a $26.2 million, or 546%, increase in bad debt expense in 2000 over 1999.

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

Net Loss

        Net loss increased to $947.5 million in 2000 compared to $647.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Genuity has used cash in operating and investing activities during all periods. Prior to our initial public offering, the Company funded these cash requirements principally through permanent contributions of capital from GTE and borrowings from GTE's affiliates. Since our initial public offering, we have funded these cash requirements principally though the proceeds from the initial public offering of Class A common stock and proceeds from borrowings.

        Net cash used in operating activities was $403.8 million, $616.9 million and $823.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

        Net cash used in investing activities was $701.0 million, $1.4 billion and $1.3 billion for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for the construction of network infrastructure, data centers and facilities. The Company spent approximately $666.4 million in 1999, and $1.3 billion in both 2000 and 2001, respectively, associated with these expenditures. As of December 31, 2001, we had $171.4 million of capital commitments outstanding, which are expected to be paid in the first quarter of 2002.

        Net cash provided by financing activities was $1.1 billion, $2.8 billion and $2.3 billion for the years ended December 31, 1999, 2000 and 2001, respectively. Capital contributions from GTE amounted to $974.3 million and $1.2 billion for the years ended December 31, 1999 and 2000, respectively. On June 30, 2000, Genuity completed an initial public offering of its Class A common stock and received net proceeds of approximately $1.8 billion.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of December 31, 2001, borrowings under the Verizon Facility totaled $1.15 billion.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks (the "Bank Facility"). On September 24, 2001, this facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. As of December 31, 2001, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), was 12.5 basis points and is payable quarterly in arrears. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%. Additionally, this facility requires that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company will be callable in the event that this condition does not exist.

        As of December 31, 2001 Verizon has met the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region lines. Verizon would be able, under circumstances described in the recapitalization agreement, to transfer its shares of Class B common stock to a disposition trustee for sale to one or more third parties that would then be able to convert the Class B common stock in the aggregate into 800,000,000 shares of Class A common stock. This transfer could only be made after the Class B common shares are first offered to Genuity. While Verizon has met the applicable restrictions, Verizon has not made a first offer of sale to Genuity or made any indication that they intend to sell or otherwise dispose of the Class B common stock prior to eliminating a greater percentage of the applicable Section 271 restrictions on the former Bell Atlantic in-region lines. Management does not believe that Verizon currently intends to transfer its Class B common stock. However, as discussed above, Verizon has the legal right to transfer its Class B common stock.

        On September 27, 2001, a $1.15 billion letter of credit was issued under the Bank Facility to back a private placement bond transaction. The bond transaction was executed on the same date and for the same amount. Interest on the bonds is based on three month LIBOR plus 55 basis points and is payable quarterly in arrears. To secure payment of interest on the bonds, we are required to maintain a $23.0 million cash reserve while the bonds are outstanding. The fee on the letter of credit varies based on Genuity's credit rating. As of December 31, 2001, the fee on the letter of credit was 97.5 basis points and is payable quarterly in arrears. A reduction in the Company's credit rating would result in an increase in the letter of credit fees owed. On August 20, 2005, the bonds mature and the letter of credit expires.

        The remaining amount available under the Bank Facility can be drawn by issuance of a letter of credit or by making a credit advance. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or 50 basis points per annum above the federal funds rates or (2) for LIBOR advances, LIBOR plus a percentage determined based on our credit rating. The interest on any credit advances will be payable in quarterly installments.

        On March 15, 2002, S&P announced a reduction of our credit rating from BBB+ to BB. This reduction will result in an increase in the facility fee for our Bank Facility from 12.5 to 20 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 97.5 to 115 basis points per annum. These fee increases will result in approximately $3.6 million of additional interest expense based on the $1.15 billion currently outstanding under the Bank Facility. Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 325 basis points over the fees charged as of December 31, 2001.

        Unamortized debt issuance costs were $0.1 million and $11.8 million at December 31, 2000 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

        The Company expects capital expenditures on a cash basis for 2002 will be approximately $500.0 million to $600.0 million. Genuity believes that its current liquidity and committed capital is sufficient to meet its current operating and capital needs until the Company meets the point of free cash flow break even assumed within the business plan.

        As of December 31, 2001, Genuity's indebtedness included $7.6 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to our senior indebtedness, if any.

        As of December 31, 2001, Genuity's indebtedness also included $198.6 million in capital leases. The capital leases have original terms of 5 to 10 years from the date of purchase. Principal and interest are payable either monthly or quarterly in advance, with the exception of managed modem agreements for which payments are made based on the achievement of production milestones.

        Summary of Contractual Obligations and Commercial Commitments (in thousands)

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Short-term debt	$7,972	$7,972	$—	$—	$—
Long-term debt	2,300,000	—	—	2,300,000	—
Capital Lease Obligations	198,616	149,433	22,970	6,283	19,930
Operating Leases	231,800	39,700	64,600	51,400	76,100
Other Commercial Commitments	1,227,000	374,000	734,000	119,000	—

Total Contractual Cash Obligations	$3,965,388	$571,105	$821,570	$2,476,683	$96,030

INFLATION AND CHANGING PRICES

        Cost increases from suppliers have not had a material adverse impact on the Company's business or operating results during the periods presented, nor does the Company believe that supplier cost increases will have a material impact on future business or operating results. Price decreases in our service offerings have been and will continue to be significant, given the general excess capacity for fiber network and data center space in our market sector and have negatively affected the Company's profitability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has applied SFAS No. 141 as of July 1, 2001 for the acquisition of Integra.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required to account for the acquisition of Integra, a transaction consummated after June 30, 2001. As a result, goodwill arising from the acquisition is not being amortized. The remaining provisions of this statement will be adopted in January 2002. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that goodwill amortization expense will be reduced by approximately $28.0 million in 2002, including a $7.0 million reduction as a result of adopting this statement on January 1, 2002, and a $21.0 million reduction resulting from the impairment of goodwill recognized in the fourth quarter of 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs are required to be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for all fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effects of this statement.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

        While management is optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

We have a history of significant operating losses and expect these losses to continue.

        We have experienced operating losses in each quarterly and annual period since 1997. Given the level of our planned operating and capital expenditures, we expect to continue to incur significant operating losses. In addition, our operating expenses are based largely on anticipated revenue trends and a significant portion of our expenses, such as network-related personnel, the leased portion of our network and our real estate facilities, depreciation of our network infrastructure and interest are fixed. If our revenues fall below our expectations, we would probably not be able to reduce our fixed or variable expenses quickly enough to respond to the shortfall. If we fail to achieve significant increases in our revenues as a result of our investments, the size of our operating losses may be larger than expected. We may never achieve profitability or generate positive cash flows from operations, and if we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis.

Our failure to achieve the revenue growth assumed in our business plan would negatively impact our ability to obtain funding and adversely affect our business.

        Our business plan anticipates that we will reach a point of cash flow break even within the committed sources of capital available to us. This business plan assumes revenue growth, beginning in the second half of 2002 and continuing throughout the plan, at rates that are greater than those being experienced during this slow economic environment. Our inability to achieve the level of profitable revenue growth assumed in our business plan would negatively impact our ability to obtain funding and adversely affect our business.

We have a substantial amount of debt outstanding and increases in interest rates and decreases in our credit ratings will increase our interest expense and credit fees.

        We currently have $2.3 billion in outstanding long-term debt under our Verizon Facility and Bank Facility. The interest paid on our outstanding long-term debt varies based on changes in LIBOR. A material increase or decrease in LIBOR would have a material affect on the interest expense to be paid and reported in the consolidated statement of operations. In addition to interest, we also pay credit fees associated with the outstanding letter of credit and Bank Facility. These credit fees vary based on our credit rating determined by Moody's and S&P. The maximum credit fee that the Company could be subject to is 435 basis points representing a 325 basis point increase over the fees charged as of December 31, 2001. On March 15, 2002, S&P announced a credit rating reduction from a BBB+ to BB. This reduction will result in an increase to annual interest expense of approximately $3.6 million based on the $1.15 billion currently outstanding under the Bank Facility. Any additional increase in the amount of interest expense and credit fees will have an adverse effect on our financial results. Any reduction in our credit rating would not, however, restrict our ability to draw additional funds or trigger a repayment obligation.

If we were to lose a significant portion of our revenue from America Online or Verizon, we would not be able to replace those revenues in the short term and our operating losses would increase.

        America Online and Verizon are both significant customers of Genuity and accounted for 35% and 19%, respectively, of our revenues in 2001. We expect that revenues from both America Online and Verizon will continue to represent a significant portion of our revenues in 2002. The termination of, or a significant adverse change in, our relationship with these customers would have a material adverse effect on our revenues.

        The amended dial-up contract with America Online includes scheduled declines in the monthly price for dial-up access ports over the contract term. America Online has the right to terminate its amended agreement with us on 30 days notice if we materially breach the amended agreement, including our failure to meet specific performance targets, and fail to cure the breach within that notice period. America Online also has the right to terminate its amended agreement with us immediately, without notice, if we commit repeated material breaches of the amended agreement or if we violate the terms of a few specific material provisions. America Online also has the right to reduce its purchase commitments if we, among other things, fail to meet specific delivery and performance targets or fail to meet our obligation to provide most favored customer pricing. In addition, upon a change in control of Genuity, America Online has the right to terminate the amended agreement. A transfer of Verizon's interest in Genuity to an unrelated party may constitute a change in control of us.

We are required to obtain Verizon's consent in order to take the actions described below and Verizon is not required to grant its consent and may have interests that are different from ours.

        We are required under our certificate of incorporation to obtain the approval of the holders of a majority of our Class B common stock before we take specific actions, including amending our certificate of incorporation, entering into major business combinations and materially changing the nature or scope of our business. Verizon owns all of our Class B common stock. We are also required under our recapitalization agreement to obtain Verizon's consent before we take other actions, including making significant acquisitions or dispositions and incurring indebtedness or issuing additional equity securities in excess of specified limits. Verizon can prevent us from taking any of these actions and their interests and objectives, which may diverge from ours, may influence whether Verizon is willing to grant us any approvals we may request. We may not be able to resolve potential conflicts between Verizon and us to our satisfaction, and if we cannot, our business may be harmed.

If Verizon is able to convert its shares of our Class B common stock into shares of our Class C common stock, it will have the ability to exert significant control over our business and we will become subject to additional regulation.

        Although there are benefits of an affiliation with Verizon, after conversion of its shares of our Class B common stock, Verizon will be able to exercise a controlling influence over us, including with respect to the election of our directors and the outcome of any corporate transaction or other matter submitted to our stockholders for approval. We cannot assure you, however, that Verizon will in fact convert its shares of Class B common stock when it has the ability to do so. In addition, although we cannot predict the circumstances under which it would do so, the FCC has authority to revise its order in the future in such a way that Verizon is no longer required to comply with some or all of the current restrictions placed upon it, including the limitations on when Verizon may convert its shares. The voting power of Verizon could have the effect of delaying or preventing a change in control. If Verizon converts its shares of Class B common stock into shares of Class A common stock or Class C common stock that represent more than 10% of our outstanding common stock, we will become an affiliate of Verizon for purposes of the Telecommunications Act. As an affiliate of Verizon, we will be subject to additional regulation.

        Additionally, public comments by Verizon regarding, and market perceptions of, the timing or likelihood of the conversion by Verizon of its Class B common stock could adversely affect our stock price, credit rating and relationships with vendors and customers.

If we cannot obtain the additional capital we require to fund our operations and finance the expansion of our capacity and network infrastructure, we will have to delay or abandon our development and expansion plans.

        Prior to our initial public offering, our capital needs were satisfied with permanent capital contributions from GTE or financing from its affiliates. Other than through our line of credit facility with Verizon, Verizon is not obligated to provide funds to finance our capital expenditures, working capital or other cash requirements. Further, under the terms of the FCC Order, Verizon is not permitted, before the conversion of its shares of our Class B common stock, to provide more than 25% of the debt financing that we are permitted to incur under the recapitalization agreement. We may be unsuccessful in raising sufficient capital on terms that we consider acceptable, when needed or at all. If this happens, we would have to delay or abandon our development and expansion plans, which would adversely affect our competitive position.

        While we have access to committed long-term debt capital, a condition of continued access to that capital is that Verizon maintain or have the ability to convert its current ownership interest in us to realize (through the exercise of its option in Genuity) a voting ownership interest that is greater than 50%. A change in Verizon's ownership interest in us could have an adverse effect on our ability to access this committed long-term debt capital, and consequently, we would have to raise capital from alternative sources, which may not be available on terms acceptable to us.

The prices that we charge for our services have been decreasing, and we expect that they will continue to decrease, over time and we may be unable to compensate for these lost revenues.

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

If we do not maintain or increase our market share and therefore are no longer considered a Tier 1 Internet backbone provider, we may lose customers and our free peering relationships with other Tier 1 Internet backbone providers. If this occurs, our revenues and operating results may decline significantly.

        We rely significantly on our status as a Tier 1 Internet backbone provider to maintain and grow our market share and compete with other Tier 1 Internet backbone providers, several of which have a larger market share than we do. Any significant loss of market share for our services could cause the loss of our status as a Tier 1 Internet backbone provider, which would make our services significantly less attractive to existing and potential customers and would likely result in a significant loss of revenues. In addition, the loss of market share or our status as a Tier 1 Internet backbone provider would adversely affect our ability to maintain our free private peering relationships with other Tier 1 Internet backbone providers. These relationships permit us to have direct, cost-free exchange of traffic with other Tier 1 Internet backbone providers and allow us to avoid congestion of public peering points when directing traffic to users connected to those other Internet backbones. If we are unable to maintain these free peering relationships, our operating costs will increase and our cash flow from operations will suffer.

If we do not compete effectively, particularly against established market participants with greater financial and other resources than ours, we will lose market share, which will make our services less attractive to our existing and prospective customers.

        The market for managed Internet infrastructure services is extremely competitive and subject to rapid change. Many of our existing competitors have, and potential competitors may have greater financial and other resources, more customers, a larger installed network infrastructure, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop and expand their network infrastructure and service offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions and opportunities more readily, better withstand economic difficulties and adopt more aggressive pricing policies.

        We expect to encounter increased competition in the future as a result of increased consolidation, strategic alliances in the industry and from companies emerging out of bankruptcy. In addition, we will increasingly compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States. If we are unable to compete successfully, we would experience a loss in customers and the revenues that accompany that business.

Adverse economic conditions and decreased IT spending may adversely affect our operating results.

        A continuation or worsening of the economic slowdown and slower overall pace of IT spending that began in 2000 could have an adverse effect on our ability to expand our sales and revenues in the manner in which we plan.

We rely on limited sources for supplying critical components of our network infrastructure. If we are unable to obtain sufficient quantities of critical equipment from these sources when needed, we may be forced to delay our development and expansion plans, which would negatively affect our competitive position.

        We depend on vendors to supply the critical components of our network infrastructure as we expand our network both domestically and internationally. Some of these components are available only from one or a small number of sources. If we are unable to obtain these critical components from these vendors, we may have to abandon or delay any expansion plans and our cost to replace our network infrastructure could increase which would adversely affect our competitive position. Our vendors also sell products to our competitors and we cannot assure you that they will not enter into exclusive arrangements with our competitors.

Our competitive position will be weakened and we could lose market share if we do not maintain and strengthen our brand.

        We believe that maintaining and continually strengthening our brand in domestic and international markets is a critical aspect of our efforts to expand our customer base, solidify business relationships and successfully implement our business strategy. Because our brand currently has very limited recognition in the market, it may not be viewed positively by potential customers. We have incurred and expect to continue to incur significant expenses to promote our brand. The expenses we incur toward building our brand, however, may not result in immediate returns and it may be a long time before enterprises, service providers and business partners recognize and make positive connections with our brand. In addition, our brand may be diluted if customers do not perceive our services to be of high quality or if we fail to provide a satisfactory customer service experience.

Our ability to develop, market and support our managed Internet infrastructure services depends on retaining our management team and attracting and retaining highly qualified individuals in the Internet industry.

        Our ability to successfully execute our business strategy depends to a significant extent on the continued services of our management team, which has significant experience with data communications, telecommunications and managed Internet infrastructure services, as well as relationships with many of the enterprises, service providers and business partners that we currently or may in the future rely on in implementing our business plan. The loss of the services of our management team or any significant portion of it could have a substantial detrimental effect on our ability to execute our business strategy. Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain highly qualified technical, sales, marketing and managerial personnel. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting and retaining these types of employees, our business will suffer.

If we do not respond effectively and on a timely basis to rapid technological changes, our services may become obsolete and we would probably lose customers and be unable to attract new ones.

        The managed Internet infrastructure services industry is characterized by rapid technological developments and frequent new product and service introductions and enhancements. The introduction of new products or technologies could render our network or service offerings obsolete, thereby requiring us to spend more than we currently anticipate in future periods in order to remain competitive and retain our existing customers and attract new ones. Similarly, technological developments could reduce the cost or increase the supply of services similar to those that we provide or plan to provide, which could result in lower than expected revenues in future periods. We believe that our ability to compete successfully is dependent upon our ability to respond to technological changes and the continued compatibility of our network and service offerings with products, services and architectures offered by others, particularly our enterprise and service provider customers. Although we often work with vendors in testing newly developed products, these products may not be compatible with our infrastructure.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

        Our operations depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for our enterprise and service provider customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to the businesses of many of our customers, any significant interruption in our service could result in lost profits or other loss to our customers. Although we attempt to disclaim liability in our service agreements, a court might not enforce a limitation on our liability, which could expose us to financial loss. In addition, we often provide our customers with guaranteed service level commitments. If we do not meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively impact our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Genuity's interest rate risk exposure relates primarily to its short-term investments and debt. Currently, short-term investments are classified as cash and cash equivalents and consist primarily of commercial paper and money market instruments. Our investment income is subject to interest rate risk resulting from potential future decreases in interest rates. To mitigate this risk, we ensure that our short-term investments are comprised of high quality, highly liquid instruments.

        As of December 31, 2000 and 2001, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. The carrying value of these short-term borrowings approximates fair value.

        As of December 31, 2001, Genuity's debt included $2.3 billion of floating-rate debt, which was exposed to changes in interest rates. This exposure was linked to changes in LIBOR. An increase of one percentage point in LIBOR would increase annual pre-tax interest expense by $23.0 million.

        Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow.

        Currently, Genuity does not use interest rate derivative instruments to manage its exposure to interest rate changes, however, we may utilize derivative instruments to hedge certain exposures in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Genuity are included in this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information related to the executive officers of the Company is located in Part I under "Executive Officers of the Registrant."

        The information contained in the sections entitled "Information with Respect to the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in the Company's Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        Certain information concerning executive compensation is incorporated by reference herein from the information contained in the section entitled "Executive Compensation Report" in the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Certain information concerning security ownership of certain beneficial owners and management is incorporated by reference herein from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.

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

(a)
1. Financial Statements: Consolidated Financial Statements—Genuity Inc. and Subsidiaries:

  See Genuity consolidated financial statements and report of independent public accountants thereon in the Consolidated Financial Statements section included elsewhere herein beginning on page F-1.

  2. Financial Statement Schedules: Schedules Supporting the Consolidated Financial Statements for the Years Ended December 31, 1999, 2000 and 2001 (as required):

    Schedule II—Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  3. Exhibits: See "Exhibit Index" included elsewhere herein beginning on page E-1.

(b)
1. Reports on Form 8-K

  Genuity filed a current report on Form 8-K on October 1, 2001, reporting under Item 5, an amendment and restatement of the credit agreement with a consortium of nine banks. A copy of the amended and restated agreement was filed with the Form 8-K., along with a copy of a press release announcing both the issuance of $1.15 billion in private placement bonds and an amendment to the Credit Agreement with Verizon Investments Inc.

  On October 12, 2001, the Company filed a current report on Form 8-K, reporting under Item 5, the settlement of the reopened tender offer for securities of Integra S.A. A copy of the press release detailing the settlement was filed with the Form 8-K along with copies of the Second and Third Amendments to the Credit Agreement with Verizon Investments Inc.

  On November 1, 2001, the Company filed a current report on Form 8-K, reporting under Item 5, containing a press release announcing our financial results for the third quarter of 2001.

  On November 13, 2001, the Company filed a current report on Form 8-K/A, pursuant to Item 7, amending its September 28, 2001 Form 8-K filing to include the required financial statement disclosures.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENUITY INC.
By:	/s/ DANIEL P. O'BRIEN Daniel P. O'Brien Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Signature	Title	Date

/s/ PAUL R. GUDONIS Paul R. Gudonis	Chairman and Chief Executive Officer	April 1, 2002
/s/ PAUL J. COLLINS Paul J. Collins	Director	April 1, 2002
/s/ JEFFREY M. CUNNINGHAM Jeffrey M. Cunningham	Director	April 1, 2002
/s/ JOHN H. DASBURG John H. Dasburg	Director	April 1, 2002
/s/ PHILIPPE P. DAUMAN Philippe P. Dauman	Director	April 1, 2002
/s/ DUNCAN M. DAVIDSON Duncan M. Davidson	Director	April 1, 2002
/s/ GORDON EUBANKS Gordon Eubanks	Director	April 1, 2002
/s/ JOHN W. GERDELMAN John W. Gerdelman	Director	April 1, 2002

/s/ JOHN R. HARRIS John R. Harris	Director	April 1, 2002
/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director	April 1, 2002
/s/ DEBRA L. LEE Debra L. Lee	Director	April 1, 2002
/s/ MICHAEL T. MASIN Michael T. Masin	Director	April 1, 2002
/s/ BENSON P. SHAPIRO Benson P. Shapiro	Director	April 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genuity Inc.:

        We have audited the accompanying consolidated balance sheets of Genuity Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

                      /s/ Arthur Andersen LLP

Boston, Massachusetts

February 6, 2002 (except with respect to
the matters discussed in Note 19, as to
which the date is March 25, 2002)

GENUITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

	Years Ended December 31,
	1999	2000	2001
Revenues	$706,466	$1,136,678	$1,220,560
Operating Expenses
Cost of sales	767,498	1,271,154	1,321,499
Selling, general and administrative	396,522	552,442	575,126
Depreciation and amortization	187,628	288,134	475,457
Special items (Notes 3 and 5)	2,105	13,544	2,757,338

Total operating expenses	1,353,753	2,125,274	5,129,420

Operating Loss	(647,287)	(988,596)	(3,908,860)
Other Income (Expense)
Interest income (expense), net	(183)	45,024	(50,271)
Minority interest	—	—	2,021
Other, net	2,073	(1,129)	1,231

Loss Before Income Taxes	(645,397)	(944,701)	(3,955,879)
Income Taxes	1,649	2,773	4,474

Net Loss	$(647,046)	$(947,474)	$(3,960,353)

Basic and Diluted Loss Per Common Share	$(35.44)	$(8.92)	$(19.74)

Basic and Diluted Weighted-Average Common Shares Outstanding	18,256	106,163	200,614

The accompanying notes are an integral part of these consolidated financial statements.

GENUITY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except Share Data)

	December 31,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$868,926	$956,718
Restricted cash	—	23,000
Receivables, less allowances of $29,099 and $24,408, respectively	369,460	291,476
Other current assets	51,600	55,378

Total current assets	1,289,986	1,326,572
Property, Plant and Equipment, Net	3,009,706	1,482,217
Goodwill and Other Intangibles, Net	526,449	167,770
Other Assets	73,184	17,912

Total assets	$4,899,325	$2,994,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term obligations, including current maturities	$35,514	$157,405
Accounts payable	442,874	123,502
Accrued compensation and related liabilities	40,584	45,846
Accrued circuits	168,506	96,958
Accrued liabilities	369,200	243,460
Deferred revenue	9,907	22,204

Total current liabilities	1,066,585	689,375
Long-Term Obligations	52,606	2,349,183
Other Liabilities	14,249	60,832

Total liabilities	1,133,440	3,099,390

Minority Interest	—	3,111

Stockholders' Equity (Deficit):
Preferred stock—$0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock—$0.01 par value; 1,600,000,000 shares authorized; 173,913,000 and 205,248,400 shares issued and outstanding as of December 31, 2000 and 2001, respectively	1,739	2,052
Class B common stock—$0.01 par value; 21,000,000 shares authorized; 18,256,000 shares issued and outstanding	183	183
Class C common stock—$0.01 par value; 800,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	6,017,274	6,106,893
Accumulated other comprehensive income (loss)	1,078	(2,416)
Accumulated deficit	(2,254,389)	(6,214,742)

Total stockholders' equity (deficit)	3,765,885	(108,030)

Total liabilities and stockholders' equity (deficit)	$4,899,325	$2,994,471

The accompanying notes are an integral part of these consolidated financial statements.

GENUITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647,046)	$(947,474)	$(3,960,353)
Adjustments to reconcile net loss to net cash used in operations:
Special charge, non-cash portion	—	—	2,599,931
Depreciation and amortization	187,628	288,134	475,457
Provision for bad debt	4,799	31,022	43,971
Changes in current assets and current liabilities:
Receivables	(72,807)	(166,042)	46,533
Other current assets	5,472	(37,973)	1,231
Other current liabilities	170,338	224,334	(74,201)
Other, net	(52,226)	(8,887)	43,605

Net cash used in operating activities	(403,842)	(616,886)	(823,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(666,398)	(1,309,882)	(1,253,684)
Acquisition, net of cash acquired	—	—	(1,952)
Investments in equity and cost method investees	—	(20,371)	—
Capitalized software	(34,580)	(32,404)	(67,971)
Deposits to restricted cash	—	—	(23,000)

Net cash used in investing activities	(700,978)	(1,362,657)	(1,346,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,955)	(39,466)	(1,859)
Principal payments under capital lease obligations	(25,135)	(25,954)	(27,355)
Change in note payable/receivable—GTE	154,723	(136,484)	—
Proceeds from borrowings	—	—	2,300,000
Payment of debt issuance costs	—	—	(12,561)
Proceeds from stock offering, net of expenses	—	1,830,636	—
Contributions from GTE	974,348	1,213,693	—

Net cash provided by financing activities	1,096,981	2,842,425	2,258,225

Net increase (decrease) in cash and cash equivalents	(7,839)	862,882	87,792
Cash and cash equivalents, beginning of year	13,883	6,044	868,926

Cash and cash equivalents, end of year	$6,044	$868,926	$956,718

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$4,403	$8,171	$58,980

Income taxes	$1,649	$1,937	$1,094

Noncash Investing and Financing Activities:
Assets recorded under capital lease obligations	$23,374	$14,902	$141,973

Assets recorded under accruals	$104,273	$531,942	$74,771

Purchase of 93% ownership interest in Integra (Note 4):
Fair value of Assets Acquired and Goodwill	$—	$—	$147,306
Consideration Given	—	—	(97,709)

Liabilities and Minority Interest Assumed	$—	$—	$49,597

The accompanying notes are an integral part of these consolidated financial statements.

GENUITY INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars and Shares in Thousands)

	Class A Common		Class B Common			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Stock	Shares	Stock				Total
Balance, December 31, 1998	—	$—	18,256	$183	$1,990,485	$3,928	$(659,869)	$1,334,727
Tax benefit on exercise of stock options—GTE	—	—	—	—	7,309	—	—	7,309
Capital contributions—GTE	—	—	—	—	974,348	—	—	974,348
Net loss	—	—	—	—	—	—	(647,046)	(647,046)
Other	—	—	—	—	—	(1,232)	—	(1,232)

Balance, December 31, 1999	—	$—	18,256	$183	$2,972,142	$2,696	$(1,306,915)	$1,668,106
Effect of stock offering, net of $82,407 of offering expenses	173,913	1,739	—	—	1,828,897	—	—	1,830,636
Tax benefit on exercise of stock options—GTE	—	—	—	—	2,542	—	—	2,542
Capital contributions—GTE	—	—	—	—	1,213,693	—	—	1,213,693
Net loss	—	—	—	—	—	—	(947,474)	(947,474)
Other	—	—	—	—	—	(1,618)	—	(1,618)

Balance, December 31, 2000	173,913	$1,739	18,256	$183	$6,017,274	$1,078	$(2,254,389)	$3,765,885
Issuance of shares for acquisition	31,335	313	—	—	89,619	—	—	89,932
Net loss	—	—	—	—	—	—	(3,960,353)	(3,960,353)
Other	—	—	—	—	—	(3,494)	—	(3,494)

Balance, December 31, 2001	205,248	$2,052	18,256	$183	$6,106,893	$(2,416)	$(6,214,742)	$(108,030)

The accompanying notes are an integral part of these consolidated financial statements.

GENUITY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

	Years Ended December 31,
	1999	2000	2001
Net Loss	$(647,046)	$(947,474)	$(3,960,353)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	118	965	(3,494)
Unrealized loss on securities	(1,350)	(2,583)	—

	(1,232)	(1,618)	(3,494)

Comprehensive Loss	$(648,278)	$(949,092)	$(3,963,847)

The accompanying notes are an integral part of these consolidated financial statements.

GENUITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

        Prior to its initial public offering, Genuity Inc. ("Genuity" or the "Company"), a Delaware corporation, was a wholly-owned subsidiary of GTE Corporation ("GTE"), now part of Verizon Communications Inc. ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 510 shares of common stock issued and outstanding to 18,256,000 shares of Class B common stock. These shares have been reflected as if issued on January 1, 1999. In connection with this recapitalization, GTE made a capital contribution to Genuity of $393.5 million.

        Genuity completed its initial public offering of its Class A common stock on June 30, 2000. Genuity sold 173,913,000 shares of Class A common stock, which trade on the Nasdaq National Market under the symbol "GENU."

2.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements of Genuity include the accounts of the Company and its three wholly-owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc. and Genuity International Networks Inc. Genuity Telecom Inc. provides high-bandwidth, high-speed, fiber optic network services for voice and data applications. Genuity Solutions Inc. provides managed internet services through a Tier 1 fiber optic network. Genuity International Networks Inc. holds Genuity's European fiber optic network, which consists primarily of its dense wave division multiplexing ("DWDM") ring and leased circuits. The audited consolidated financial statements also reflect the acquisition of Integra S.A. ("Integra"). (See Note 4 for further discussion.)

        All significant intercompany amounts have been eliminated in consolidation. Equity investments in which Genuity owns 20—50% ownership interests are accounted for by the equity method. Investments of less than 20% ownership, where Genuity does not exercise control or significant influence, are accounted for under the cost method.

        Genuity prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States, which requires that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Revenue Recognition

        Revenue is generally recognized when services are rendered or products are delivered to customers. Billings made or payments received in advance of providing services are deferred until the period these services are provided. Certain of Genuity's contracts, primarily related to Web hosting and value-added eBusiness services, include up-front charges for installation services. Since the installation service is related to the performance of the entire contract, the revenues from the installation are deferred until the installation has been completed and recognized over the remaining life of the contract. In the first quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations.

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

Access

        Internet access services include dial-up, dedicated and broadband access for service providers and enterprise customers and voice-over-IP. Internet access customers typically sign one or two-year contracts providing for monthly recurring service fees that are earned and recognized based on either fixed fees or usage. Access also includes revenue associated with the development, operation and maintenance of a nationwide dial-up network for America Online, Inc. ("America Online" or "AOL"), based on a fee per modem basis.

Hosting and Value-Added Services

        Web hosting services provide reliable hosting and a high-speed network infrastructure as well as flexible, fast and secure hosting platforms and an experienced technical support staff. Web hosting services include managed hosting, collocation, content delivery and high end managed storage. Value-added services include managed security services and virtual private networks for secure data transmission and professional consulting. Web hosting and value-added services customers typically sign contracts ranging from one to two years, although a three-year contract is available for certain hosting services. Hosting revenues are based primarily on monthly fees for server management, physical facilities and bandwidth utilization. Revenues for security and virtual private network service contracts are earned and recorded based on fixed, monthly recurring fees.

Transport

        Transport services include services such as asynchronous transfer mode, or ATM, and private line services. ATM transfer service, a form of high-speed data transfer, is targeted primarily at enterprises, carriers and Internet service providers with high-bandwidth voice, video and data transmission requirements. Private line service provides dedicated point-to-point transport services through non-switched, non-usage sensitive dedicated facilities. Transport revenues are earned and recognized based on customer usage of circuit mileage and capacity. Transport customers typically sign one or two-year contracts.

International

        International revenues include all international revenues for access, Web hosting and Value-Added services, and transport. These revenues are recognized on a basis consistent with domestic services. The international contracts typically range from one to two years, although a three-year contract is available for certain services.

Research and Development Costs

        Research and development costs are expensed as incurred. Genuity's research and development costs were $4.6 million in 1999, $18.0 million in 2000 and $15.9 million in 2001 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Advertising Costs

        Genuity expenses the cost of advertising as incurred. Genuity's advertising expense was $21.5 million, $57.4 million and $66.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes

        Prior to the initial public offering, Genuity filed its federal income tax return on a consolidated basis with GTE. Upon completion of its initial public offering, Genuity was deconsolidated from GTE for income tax purposes. Income tax payments and refunds are determined based on the stand-alone filings of Genuity. The accompanying consolidated financial statements are presented as if Genuity had been a stand-alone company for all periods presented.

        Genuity computes current and deferred income tax expense on a stand-alone basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been established to reflect the likelihood of realization of deferred tax assets.

        As of December 31, 2001, Genuity has approximately $1.7 billion of net operating loss carryforwards and $10.0 million of research credit carryforwards. The entire research credit carryforward and approximately $39.9 million of net operating loss carryforwards were generated by BBN Corporation, and are therefore limited in use by Genuity under Internal Revenue Code Section 382. Genuity's net deferred tax asset as of December 31, 2001 increased $1.3 billion over December 31, 2000 primarily as a result of the increase in the net operating loss carryforwards and the impairment charge recorded in 2001.

Cash and Cash Equivalents

        Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Deferred Commissions

        Genuity defers certain customer acquisition costs in order to recognize those direct costs in the same accounting period as the associated revenues, provided the revenues are contractual. As of December 31, 2000 and 2001, there were approximately $13.9 million and $4.7 million, respectively, of deferred commissions. These deferred costs are included in other current assets in the accompanying consolidated balance sheets.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful life using the straight-line method. Useful lives used in computing depreciation are as follows: buildings—10 to 30 years, communications network—fiber optic cable—20 to 25 years, communications network—data processing equipment and machinery which include labor and other direct costs—3 to 10 years and furniture and fixtures—5 to 7 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. In connection with the impairment charge recorded in the fourth quarter of 2001, the Company reviewed the useful lives used in computing depreciation for property, plant and equipment and determined that the lives were still appropriate.

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

        Genuity leases data communications equipment and facilities under capital lease agreements. The assets under capital leases are recorded at the lower of the assets' fair value or the present value of future minimum lease payments. Assets under capital leases are depreciated over the shorter of the useful life of the asset or the term of the lease. Depreciation for these assets ranges from 3 to 10 years.

        Indefeasible rights of use ("IRU") agreements are accounted for as service or lease arrangements based on the rights conveyed in the underlying agreements. Agreements qualifying for lease accounting treatment are accounted for as operating or capital leases in accordance with SFAS No. 13, "Accounting for Leases." IRUs qualifying for capital lease treatment are capitalized within property, plant and equipment as communications network—fiber optic cable. These assets are amortized over the shorter of the assets' useful life or the underlying lease term. Depreciation for these assets ranges from 20 to 25 years.

        The Company has entered into several long-term network agreements for the construction of managed modems. Costs associated with contracts that qualify for capital lease treatment in accordance with SFAS No. 13, "Accounting for Leases," are capitalized and depreciated over the shorter of the underlying assets' useful life or lease term. Costs are capitalized within work in progress during the construction phase and classified as communications network-data processing equipment and machinery when the assets have been placed into service.

Goodwill and Other Intangibles

        Goodwill and other intangible assets as of December 31, 2000, pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997 and internal use software. As of December 31, 2001, goodwill and other intangibles also includes the acquisition of Integra (See Note 4 for further discussion). In addition, the Company determined that the balance of the goodwill and other intangibles associated with the BBN Corporation acquisition was impaired as of December 31, 2001 (See Note 3 for further discussion). Goodwill from the acquisitions of BBN Corporation and Genuity Incorporated is being amortized on a straight-line basis over the lesser of 20 years or the period benefited. Goodwill created from the acquisition of Integra is not being amortized, as this transaction was initiated after June 30, 2001 and is being accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Other intangible assets include customer lists, trademarks, developed technology and in-place work forces in connection with the acquisitions, and internal use software. Customer lists and in-place work forces are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks and developed technology are amortized on a straight-line basis over 3 to 10 years. Internal use software is amortized on a straight-line basis over 3 to 5 years. Software maintenance costs are expensed as incurred.

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

        Impairment losses of approximately $2.1 million, $15.3 million and $2.6 billion for the years ended December 31, 1999, 2000 and 2001, respectively, are included in special items in the accompanying consolidated statements of operations (See Notes 3 and 5 for further discussion). Genuity will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety on January 1, 2002.

Debt Issuance Costs

        Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings. The unamortized debt issuance costs totaled $0.1 million and $11.8 million as of December 31, 2000 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

America Online

        Revenues from America Online in relation to Genuity's total revenues were significant. Revenues from America Online represented $368.1 million, or 52%, $453.1 million, or 40%, and $423.4 million, or 35%, of Genuity's total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. The average accounts receivable balance related to the amounts owed to Genuity by America Online represented $96.9 million, or 24%, and $87.9 million, or 28%, of Genuity's ending receivable balance at December 31, 2000 and 2001, respectively.

        Genuity has been a supplier of network access services in the United States to America Online since 1995. Genuity amended its agreement with America Online on December 31, 1999 by entering into a Network Services Agreement with America Online ("the Network Services Agreement"), pursuant to which America Online agreed to purchase additional dial-up access services from Genuity for a seven-year term through December 31, 2006. Under the Network Services Agreement, America Online also agreed to purchase managed digital subscriber line and other broadband network access services from Genuity for a five-year term through December 31, 2004. This agreement includes provisions for minimum purchase requirements at fixed monthly fees, service level requirements and termination provisions. In addition to the contractual reduction in the fixed monthly fees for dial-up access services during 2000, an additional price reduction was scheduled in the third quarter of 2002. This contract was amended on January 8, 2002. (See Note 19 for further discussion.)

        Under a separate agreement with AOL Japan, Inc. ("AOL Japan"), Genuity has agreed to provide dial-up network access services to America Online in Japan. This agreement also includes minimum purchase requirements on the part of AOL Japan, market pricing adjustments, service level requirements, and termination provisions.

Verizon

        The average accounts receivable balance related to amounts owed to Genuity by Verizon was $35.4 million, or 9%, and $84.3 million, or 27%, of Genuity's ending accounts receivable balance at December 31, 2000 and 2001, respectively, while revenues from Verizon were $102.9 million, or 9%, and $229.5 million, or 19%, of Genuity's total revenues for the years ended 2000 and 2001, respectively.

Financial Instruments

        Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The fair values of financial instruments included in the accompanying consolidated balance sheets closely approximate their recorded values. The carrying value of long-term debt approximates fair value as the debt bears variable interest rates which adjust frequently.

Comprehensive Loss

        Comprehensive loss is the change in equity from non-owner transactions. Included in other comprehensive income (loss) are foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities.

Stock-Based Compensation

        Stock options issued to employees and directors are accounted for in accordance with APB No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), under which there is no charge to earnings for stock options granted with an exercise price equal to the market price of the common stock on the date of grant.

Earnings (Loss) per Share

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

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has applied SFAS No. 141 as of July 1, 2001 for the acquisition of Integra.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required to account for the acquisition of Integra, a transaction consummated after June 30, 2001. As a result, goodwill arising from the acquisition is not being amortized. The remaining provisions of this statement will be adopted in January 2002. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing. Management estimates that goodwill amortization expense will be reduced by approximately $28.0 million in 2002, including a $7.0 million reduction as a result of adopting this statement on January 1, 2002, and a $21.0 million reduction resulting from the impairment of goodwill recognized in the fourth quarter of 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS No 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs are required to be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for all fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the effects of this statement.

Reclassifications

        Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity (deficit).

3.    Valuation of Assets

        A number of factors occurring in the fourth quarter of 2001 impacted the Company's long-lived assets including both their expected future revenue generation potential and the Company's expected utilization of the assets within the revised operating plans. These factors included the Company's decision to exit the wholesale dial-up access business with the exception of its two largest customers, AOL and Verizon, the Company's restructuring and cost savings plan and the slowing economy. The Company completed a 21% reduction in force in the fourth quarter of 2001 associated with a Company wide restructuring and cost savings plan. This reduction was on top of a 16% workforce reduction announced in the second quarter of 2001. The reductions also included a decrease in future capital expenditures and a reduction in the number of facilities. The economy also entered into a recession toward the later part of 2001 marked by a continued severe decrease in high tech spending and order volumes. Lastly, the long-term expectations for market size in the Company's service offerings were substantially decreased by many market analysts.

        Based on these factors and their impact on current and projected future revenues, the Company performed an assessment of the carrying value of its long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to Be Disposed Of." The conclusion of this assessment was that the decline in market conditions within the Company's industry were significant and other than temporary. In this assessment, the Company reviewed its long-lived assets, which included undeployed plant, including excess equipment and cancelled projects within work in progress, deployed plant, goodwill and other intangibles.

Undeployed Plant

        The Company reviewed the excess equipment and determined that a significant portion of the equipment would not be needed in the future network buildout. In addition, the Company reviewed all construction projects that were in process. Based on the revised revenue growth projections, certain in-process projects were cancelled. Three independent valuations were obtained to determine the fair value of the equipment. In addition, management reviewed the assets within the cancelled projects to determine if any of the assets could be used by the Company or sold as a result of this analysis. The Company recorded a $336 million impairment charge associated with the equipment and cancelled projects in the fourth quarter of 2001. The Company is planning on selling any excess equipment, which cannot be re-deployed.

Deployed Plant, Goodwill & Other Intangibles

        Management prepared a cash flow analysis by reporting segment for each line of business comparing the undiscounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with each line of business. The lines of business represent various product lines within each of our four operating segments: Access, Hosting and Value-Added services, Transport and International. Within Access, the lines of business include Dial-up which includes revenues from AOL (referred to as AOL/Dial), Dedicated Access, digital subscriber line ("DSL") and VoIP. International revenues include revenues from International Access and International Hosting and Value-Added services. The undiscounted cash flows did not support the direct assets, goodwill and intangibles of AOL/Dial and International Access lines of business.

        For this analysis, the Company considered its fiber optic network including the indefeasible rights to use fiber optic cable, the opto-electronics associated with the lit fiber, the points of presence and other equipment associated with the network to be a shared asset utilized by all business lines. The remaining undiscounted cash flows available after the cash flows are used to support the direct assets, goodwill and intangibles associated with each line of business net of impairment were compared to the carrying value of the fiber optic network to determine if there was sufficient cash flows to recover this shared asset. This comparison indicated that the excess cash flows were not sufficient to recover the shared asset.

        In accordance with SFAS No. 121, the measurement of an impairment loss should be based on the fair value of the asset. Management determined that the best measure of fair value for the direct assets which were impaired, which included the direct assets within the AOL/Dial line of business, the International Access line of business and the fiber optic network, would be a review of recent transactions within the industry, quoted market prices, prices for similar assets and underlying cash flows. In addition, the Company had an independent valuation performed of these assets.

        As a result of this review, the Company recorded an impairment charge of $2.6 billion, during the fourth quarter of 2001 based on the amount by which the carrying amount exceeded the fair value. The components of the charge, which are included in special items in the accompanying consolidated statements of operations, are as follows (in millions):

Deployed Plant	$1,772
Work in Progress	336
Goodwill and Acquired Intangibles	381
Cost Method Investments	20
Intangibles & Other Assets	74

Total Impairment Charge	$2,583

By Segment:
Access	$669
GNI/Transport	1,792
International	65
Other	57

$2,583

4.    Acquisition

        On May 31, 2001, Genuity signed a definitive letter of intent to acquire the outstanding shares of Integra S.A., a leading provider of managed hosting and eBusiness solutions in Europe. The acquisition of Integra expanded Genuity's managed web hosting solutions and project services offerings. The acquisition also accelerated Genuity's plan for expansion into Europe and eliminated the need for Genuity to build out additional European data centers.

        As a result of the exchange offer for Integra, Genuity acquired a total of 41,429,914 Integra shares. Each participating Integra shareholder received three shares of Genuity Class A common stock for every four Integra shares tendered. Holders of Integra stock options and stock warrants received 0.068 shares of Genuity Class A common stock for each Integra stock option or stock warrant renounced. On September 21, 2001, Genuity issued 25,643,243 shares of Class A common stock in connection with the closing of the initial Integra exchange offer. On October 11, 2001, Genuity issued an additional 3,474,596 shares of Class A common stock in connection with the reopened Integra exchange offer and 2,217,561 shares of Class A common stock in a private placement with certain Integra shareholders. During the fourth quarter of 2001, Genuity purchased approximately 538,000 shares of Integra for cash in open market transactions on the Nouveau Marché.

        The total purchase price of $97.7 million includes the purchase of approximately 93% of Integra's outstanding shares and acquisition costs of approximately $7.1 million. The $2.87 per share value of the common stock issued was based on the average closing price of the Company's stock for the period covering several days before and after July 6, 2001, the date the terms of the exchange offer were approved by the Conseil des Marches Financiers ("CMF") and the Commission des Opérations de Bourse ("COB"), the French Stock Market Authorities, and such approval was publicly announced.

        The following table summarizes the purchase method of accounting for the acquisition and the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

Allocation of Purchase Price
Cash and Cash Equivalents	$5,573
Receivables	12,520
Property, Plant and Equipment	47,803
Other Assets	10,471
Goodwill	70,939

Total Assets	147,306
Liabilities	44,465
Minority Interest	5,132

Net Assets	$97,709

Consideration:
Common Stock Issued	$313
Additional Paid-in Capital	89,619
Acquisition Costs	7,148
Cash	629

Total Consideration	$97,709

        The purchase price allocation for this acquisition is preliminary and further refinements may be made based on the completion of final valuation studies, including the assignment of value to potential other identifiable intangible assets. In accordance with SFAS No. 142, the goodwill associated with this acquisition is not amortized, but will be assessed for impairment on a periodic basis. The goodwill associated with this acquisition has been allocated to the International segment.

        The acquisition was recorded under the purchase method of accounting as of September 30, 2001. The operating results of Integra were included in Genuity's consolidated statement of operations beginning October 1, 2001, the first reporting period subsequent to the consummation date of September 21, 2001. No event occurred between September 21, 2001 and September 30, 2001 at Integra that would have materially affected Genuity's consolidated financial position or results of operations.

        The following consolidated results of operations are presented as if the acquisition of Integra had been made at the beginning of the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2000	2001
Revenue	$1,184,088	$1,252,892

Operating Loss	$(1,231,920)	$(3,970,479)

Net Loss	$(1,171,380)	$(4,016,319)

Basic and Diluted Loss Per Common Share	$(8.52)	$(17.97)

Basic and Diluted Weighted-Average Common Shares Outstanding	137,498	223,504

        The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or indicative of the future results of the combined operations.

5.    Restructuring Charge

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiative and other costs related to facilities that will be exited. The $2.8 billion charge in 2001, included the following (in millions):

Reduction in Force
Second Quarter 2001	$17.9
Fourth Quarter 2001	21.7

Total	39.6
Facilities Exit Costs
Second Quarter 2001	25.9
Fourth Quarter 2001	57.3
Adjustment in Fourth Quarter to Second Quarter 2001	(3.0)

Total	80.2
Other Exit Costs
Second Quarter 2001	4.1
Fourth Quarter 2001	50.4

Total	54.5
Asset Impairment (See Note 3)	2,583.0

Total Special Items	$2,757.3

        On May 3, 2001, the Company announced a plan to reduce future expenditures. This plan resulted in a reduction of the Company's full-time equivalent employees by 964, or 16%, and a reduction of 2001 capital expenditures from $2.2 billion to $1.4 billion. The projected 2001 capital expenditures were further reduced to a range of $1.2 billion to $1.25 billion on August 22, 2001. In addition, the Company reduced its capital expenditure program for the four-year period ended December 31, 2004 to between $4.0 billion and $5.0 billion. The reduction in the Company's employees impacted multiple functional areas throughout the Company. All 964 full-time equivalent employees assumed in the plan were terminated as of August 31, 2001. This included 776 employees and 188 contractors. Severance and associated termination benefits for the 776 employees included in the special charge, which is included in special items in the accompanying consolidated statements of operations, were approximately $17.9 million.

        In the fourth quarter of 2001, the Company announced several cost saving initiatives. These included the decision to de-emphasize and later exit the wholesale dial-up access business, with the exception of our two largest customers, AOL and Verizon, and an expected reduction in the future capital expenditure program. In addition, on November 1, 2001 the Company announced a company-wide restructuring and cost savings plan. This included a reduction in the U.S.-based Company full-time equivalent employees by 1,098, or 21%. The 1,098 full-time equivalent employees included 979 full-time employees and 119 contractor positions. Of the 1,098 full-time equivalent employees assumed in the plan, 922 were terminated in the fourth quarter of 2001 and the remaining 176, related to our international operations, received a termination notification in the fourth quarter of 2001 and ceased employment in the first quarter of 2002. Severance and associated termination benefits for the 979 employees included in the special charge, which is included in special items in the accompanying consolidated statements of operations, were approximately $21.7 million.

        In response to the reduced capital expenditure program and the reductions in the workforce, the Company reviewed its leased facilities for opportunities for consolidation and future cost savings. As a result of this review, approximately 58 locations were identified, including a data center, several POP facilities, sales sites and administrative buildings, as sites which would be vacated. Of the 58 locations, 29 locations represent sites for which the Company had or was in the process of negotiating lease commitments, but had not yet occupied. The remaining 29 locations represent sites which the Company had either vacated by December 31, 2001 or will vacate by the end of the second quarter of 2002. The lease termination dates on the underlying sites extend through 2030. Management will attempt to negotiate early buyouts on these lease facilities or enter into sublease agreements in lieu of paying termination costs. Facility and equipment related costs of approximately $83.2 million in the special charge include lease termination costs, future lease commitments, net of estimated recoveries from subleasing, and impairment losses for related leasehold improvements. The Company also recorded a $3.0 million adjustment in the fourth quarter of 2001 to reduce the estimated lease termination costs recorded in the second quarter of 2001.

        The remaining costs within the special charge of $54.5 million represent various contract termination costs including the expected termination costs associated with the Company's decision to exit the wholesale dial-up access business.

        As a result of these actions during the second and fourth quarters of 2001, the Company recorded a restructuring charge totaling $177.3 million associated with the reduction in force and the reduced capital expenditure program. As of December 31, 2001, approximately $38.0 million has been paid, including approximately $26.3 million related to employee severance and associated benefits, approximately $21.0 million represents impairment losses associated with leasehold improvements on the facilities that will be vacated, approximately $3.0 million represents an adjustment to reduce the second quarter estimate for lease termination costs and the remaining accrual associated with the restructuring charge was approximately $115.3 million.

6.    Property, Plant and Equipment, Net

        Property, plant and equipment, net, was comprised of the following (in thousands):

	December 31,
	2000	2001
Land	$4,855	$10,020
Buildings	56,888	108,472
Communications network—fiber optic cable	588,088	239,626
Communications network—data processing equipment and machinery	1,387,243	812,509
Furniture and fixtures	19,546	42,126
Leasehold improvements	196,538	261,471
Work in progress	1,270,455	282,956

Subtotal	3,523,613	1,757,180
Accumulated depreciation	(513,907)	(274,963)

Total	$3,009,706	$1,482,217

        Depreciation expense was $135.4 million, $224.3 million and $406.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company recorded a $2.1 billion impairment charge in 2001 associated with property, plant and equipment. (See Notes 3 and 5 for further discussion.)

        Interest costs capitalized as part of property, plant and equipment were $6.4 million, $1.2 million and $4.9 million for the years ended December 31, 1999, 2000 and 2001, respectively.

7.    Goodwill and Other Intangibles, Net

        Goodwill and other intangibles, net, was comprised of the following (in thousands):

	December 31,
	2000	2001
Goodwill	$495,348	$140,961
Customer lists	77,000	4,000
Trademarks	34,000	4,000
Developed technology	19,000	19,000
In-place work forces	9,190	1,000
Internal use software	87,535	93,832

Subtotal	722,073	262,793
Accumulated amortization	(195,624)	(95,023)

Total	$526,449	$167,770

        Amortization expense was $52.2 million, $63.8 million and $69.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company recorded a $381 million impairment charge associated with goodwill and acquired intangibles in the fourth quarter of 2001. (See Note 3 for further discussion.)

8.    Short-Term and Long-Term Obligations

        Short-term and long-term obligations were as follows (in thousands):

	December 31,
	2000	2001
Current portion of capital leases	$26,032	$149,433
6% convertible subordinated debentures	9,482	7,634
Other short-term debt	—	338

Total short-term obligations	$35,514	$157,405

Capital Leases	$52,606	$49,183
Borrowings	—	2,300,000

Total long-term obligations	$52,606	$2,349,183

        Genuity has entered into leasing agreements to finance some equipment acquisitions and facilities. The underlying assets serve to collateralize the lease obligations. The borrowings have a weighted-average interest rate of 10.7% and original terms ranging from 5 to 10 years from the date of purchase. Principal and interest are payable either monthly or quarterly in advance, with the exception of managed modem agreements for which payments are made based on the achievement of production milestones. Many of the leases include purchase and renewal options at fair market values. The leases are classified as capital leases in accordance with the provisions of SFAS No. 13, "Accounting for Leases."

        Assets under capital leases were as follows (in thousands):

	December 31,
	2000	2001
Buildings	$15,470	$32,329
Communications network-data processing equipment and machinery	114,053	322,961

Subtotal	129,523	355,290
Accumulated depreciation	(73,971)	(53,516)

Total	$55,552	$301,774

        On April 1, 1987, BBN Corporation, an entity acquired by GTE (now part of Verizon) in 1997, issued $84.7 million of 6% convertible subordinated debentures. The debentures, due 2012, may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to Genuity's senior indebtedness, if any.

        As of December 31, 2001, Genuity had purchased and retired debentures with a face value of $77.1 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at December 31, 2001 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of December 31, 2001, borrowings under the Verizon Facility totaled $1.15 billion.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks (the "Bank Facility"). On September 24, 2001, this facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. As of December 31, 2001, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), was 12.5 basis points and is payable quarterly in arrears. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%. Additionally, this facility requires that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company will be callable in the event that this condition does not exist.

        On September 27, 2001, a $1.15 billion letter of credit was issued under the Bank Facility to back a private placement bond transaction. The bond transaction was executed on the same date and for the same amount. Interest on the bonds is based on three month LIBOR plus 55 basis points and is payable quarterly in arrears. To secure payment of interest on the bonds, we are required to maintain a $23.0 million cash reserve while the bonds are outstanding. The fee on the letter of credit varies based on Genuity's credit rating. As of December 31, 2001, the fee on the letter of credit was 97.5 basis points and is payable quarterly in arrears. A reduction in the Company's credit rating would result in an increase in the letter of credit fees owed. On August 20, 2005, the bonds mature and the letter of credit expires. Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 325 basis points over the fees charged as of December 31, 2001.

        The remaining amount available under the Bank Facility can be drawn by issuance of a letter of credit or by making a credit advance. Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or 50 basis points per annum above the federal funds rates or (2) for LIBOR advances, LIBOR plus a percentage determined based on our credit rating. The interest on any credit advances will be payable in quarterly installments.

        Unamortized debt issuance costs were $0.1 million and $11.8 million as of December 31, 2000 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

9.    Stockholders' Equity (Deficit)

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

Common Stock

        Our Class A common stock trades on the NASDAQ under the symbol "GENU" and the Nouveau Marché under the symbol "Genuity A-REGS 144." Until October 11, 2002, the shares of Class A common stock which trade on the Nouveau Marché, may not be resold, pledged, or otherwise hedged or transferred directly or indirectly in the United States or to U.S. Persons, as such term is defined in Regulation S under the Securities Act of 1933. In addition, during the one-year period ending on October 11, 2003, the shares of Class A common stock which trade on the Nouveau Marché may not be resold, pledged, or otherwise hedged or transferred, except in compliance with either Regulation S or Rule 144 under the Securities Act.

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

  •
  if Verizon eliminates the applicable restrictions of Section 271 of the Telecommunications Act of 1996 (the "Section 271 restrictions") as to 100% of the former Bell Atlantic in-region lines, Verizon could convert the Class B common stock into 800,000,000 shares of Class A common stock or Class C common stock, subject to the terms of the FCC Order;

  •
  if Verizon eliminates the applicable Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, Verizon may under certain circumstances require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where Verizon has not eliminated those restrictions in order to bring those operations into compliance with Section 271 restrictions;

  •
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

  •
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

        As of February 28, 2002, Verizon has eliminated regulatory restrictions in 5 of the 14 jurisdictions covered in the FCC Order, representing 56% of the former Bell Atlantic in-region access lines.

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

  •
  the value of a 10% equity interest in Genuity at the time of such sale, based on the average of the closing prices of the Class A common stock on the thirty trading days prior to the date Verizon offers the shares to Genuity; and

  •
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

Additional Paid-In Capital

        Genuity received contributions from GTE of $974.3 million and $1.2 billion for the years ended December 31, 1999 and 2000, respectively. In June 2000, Genuity raised $1.8 billion in proceeds, net of expenses, from the initial public offering of its Class A common stock. In 2001, additional paid-in capital increased $89.6 million as a result of the shares issued to acquire a 93% ownership interest in Integra.

10.  Stock-Based Compensation

Long-Term Stock Incentive Plan

        The Long-Term Stock Incentive Plan (the "Stock Plan") was approved by the board of directors on May 22, 2000. The Stock Plan provides for the following awards based on the Class A common stock: stock options, stock appreciation rights, stock-based performance bonuses and other stock-based awards. No cash awards will be permitted under the plan (except in lieu of fractional shares). Awards may be granted to employees of Genuity or any entity in which it owns at least a 10% interest. The Stock Plan is administered by the compensation committee of the Genuity board of directors. The administrator has the authority to determine eligibility, grant awards and make all other determinations under the Stock Plan.

        Stock options granted under the Stock Plan may have a term of up to 10 years and may be either incentive stock options, as defined in the Internal Revenue Code, or nonqualified stock options. Typically, options for employees vest in equal annual installments over four years and options for executives, as defined, vest over four years with 10% in Year 1, 15% in Year 2, 25% in Year 3 and 50% in Year 4. Stock options granted may not be assigned other than by will or by applicable laws. The period or periods during which an award will be exercisable or remain outstanding, including any periods following termination of service, the manner of exercise and other details of awards will be determined by the administrator consistent with the Stock Plan. There are approximately 89,652,000 shares of Class A common stock authorized for award under the Stock Plan.

        In June 2001, the Company offered all employees and directors a special stock option grant under the Stock Plan. The stock options under this special grant vest 50% in Year 1, 25% in Year 2 and 25% in Year 3. All other terms for the special award are consistent with the Stock Plan.

        On December 3, 2001, the Company offered all employees and directors the opportunity to participate in a stock option exchange program. The voluntary program gave employees and directors the opportunity to exchange options they were issued from Genuity's Initial Public Offering in June 2000 through May 31, 2001, and certain other options issued after June 3, 2001 for an equal number of replacement options to be granted at least six months and one day after the old options are cancelled.

        The cancellation date for the options elected in the exchange program was January 1, 2002. The exercise price for the new options will be the average of the high and low prices of Genuity's Class A common stock on July 2, 2002, the anticipated re-grant date. The new options will begin vesting on the re-grant date and continue to vest monthly in equal increments over the remaining vesting period of the cancelled options. Approximately 51,000,000 options were eligible for exchange under this program (See Note 19 for further discussion).

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

        Options issued to the directors will vest in three equal installments. The first installment will immediately vest on the date of the grant, but will not become exercisable until the day immediately before the first annual meeting of the stockholders. The second installment will vest and become immediately exercisable on the day immediately before the second annual meeting of the stockholders. The third installment will vest and become immediately exercisable on the day immediately before the third annual meeting of the stockholders. Stock options granted under the Stock Plan may have a term of up to 10 years. Any stock options received as part of the exchange program as outlined above, will have different vesting terms. There are approximately 487,000 shares of Class A common stock authorized for award under the Directors' Plan.

        The following table summarizes the stock option activity under both plans for 2000 and 2001 (options in thousands):

	2000		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of the year	0	N/A	67,839	$10.22
Granted	73,932	$10.27	19,606	$3.02
Exercised	0	N/A	0	N/A
Forfeited	6,093	$10.84	13,930	$8.62

Outstanding at end of the year	67,839	$10.22	73,515	$8.61

Options exercisable at end of the year	283	$11.00	23,513	$9.51

        The following table summarizes options outstanding and exercisable at December 31, 2001 (options in thousands):

	Options Outstanding
		Weighted- Average Contractual Life Remaining in Years		Options Exercisable
Range of prices	Number outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.54—$ 1.82	2,611	9.8	$1.69	8	$1.62
$1.83—$ 2.74	2,519	7.7	$2.45	502	$2.46
$2.75—$ 4.11	11,428	8.0	$3.45	1,776	$3.45
$4.12—$ 6.18	4,968	7.3	$4.81	1,946	$4.84
$6.19—$ 9.27	3,878	6.8	$7.66	1,616	$7.69
$9.28—$11.00	48,111	6.7	$11.00	17,665	$11.00

Total	73,515			23,513

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Genuity has selected the disclosure only requirements and continues to apply the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees," to options granted to employees and directors. In accordance with APB No. 25, compensation expense is not recognized for stock options on the date of grant since it is Genuity's practice to grant options with an exercise price equal to the market price of its common stock on the date of grant.

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

	Year Ended December 31,
	2000	2001
Net loss
As Reported	$(947,474)	$(3,960,353)
Pro Forma	$(1,045,118)	$(4,124,317)
Basic and diluted loss per share
As Reported	$(8.92)	$(19.74)
Pro Forma	$(9.84)	$(20.56)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for Genuity options granted during the years ended December 31, 2000 and 2001: historical volatility of 90% and 98%, respectively, expected maturity of six years for both years, risk-free interest rate equal to the yield on six-year U.S. Treasury notes on the grant date and no expected dividend yield for both years. The weighted-average fair value of the options granted during 2000 and 2001 was $7.90 and $2.41, respectively.

11.  Employee Benefit Plans

Genuity Savings Plan

        The Genuity Savings Plan (the "Savings Plan"), is a qualified defined contribution plan under the Internal Revenue Code, and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All eligible employees may elect to participate in the Plan after having completed one paid hour of service. Employees can contribute from 1% to 20% of their eligible pay (whole percentages only). The Internal Revenue Code imposes a maximum dollar limit on the amount of pre-tax contributions (and similar pay-deferral contributions under plans of other employers, if any) that may be made to 401(k) and similar arrangements for the benefit of any individual in any calendar year. Genuity provides matching contributions to the Genuity qualified employee contributions up to a specified percentage established by the Company. Unless Genuity determines otherwise, all matching contributions are made to the Genuity stock fund. The employer matching contribution and the employee contribution are immediately 100% vested.

        Compensation expense related to the plan for the years ended December 31, 2000 and 2001 were approximately $8.4 million and $11.8 million, respectively, and are included in either cost of sales or selling, general and administrative expense in the accompanying consolidated statements of operations.

Incentive Plans

        Genuity provides all employees with an opportunity to participate in an incentive plan. There is a quarterly incentive program for non-executive employees and an annual incentive plan for executives. As of December 31, 2000 and 2001, approximately $21.3 million and $19.4 million, respectively, was accrued under these plans and is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

Executive Deferral Plan

        The Genuity Inc. Executive Deferral Plan (the "Deferral Plan") was approved by the board of directors on May 22, 2000. The Deferral Plan allows eligible executives of the Company to defer a portion of their salary above a certain threshold and their entire bonus. The amounts deferred will earn a yield determined by the Board of Directors based on one or more investment alternatives, including Genuity Class A common stock. Genuity will provide a matching contribution in Genuity Class A common stock up to 6% on qualifying deferrals, as defined. As of December 31, 2001, approximately $1.9 million was accrued under this plan and is included in other liabilities in the accompanying consolidated balance sheets.

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

        In 2001, the Company entered into employment agreements with other senior executives which provide for severance benefits to be paid upon termination for any reason other than cause, as defined in the agreement, or if the executive terminates his or her employment as a result of significant diminution of responsibilities. Upon termination, the executive is entitled to a severance payment equal to the executive's then current salary plus bonus, which is payable over one year following termination, and extended health benefits. In addition, any unvested stock options held by the executive would immediately vest and the executive would have the two-year period following the termination date to exercise the options.

12.  Interest Income (Expense), Net

        The accompanying consolidated statements of operations reflect total interest expense, less interest capitalized during construction and interest income as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Interest Expense	$(9,952)	$(8,802)	$(68,309)
Interest Capitalized	6,408	1,232	4,923
Interest Income	3,361	52,594	13,115

Interest Income (Expense), Net	$(183)	$45,024	$(50,271)

13.  Income Taxes

        Taxable losses of Genuity aggregating $638.2 million for the year ended December 31, 1999 and $452.3 million for the first six months ended June 30, 2000, have been benefited by GTE in its consolidated tax return. Genuity received reimbursements aggregating $223.5 million and $157.0 million for the years ended December 31, 1999 and 2000, respectively. To present Genuity's tax provisions on a basis consistent with future periods these reimbursements have been accounted for as capital contributions. The tax provisions included in the accompanying consolidated statements of operations have been computed on a stand-alone basis and represent amounts owed for state and foreign taxes. Pre-tax book losses included losses from foreign operations of $1.0 million and $30.8 million in 2000 and 2001, respectively.

        The significant components of Genuity's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Employee benefit obligations	$14,132	$14,435
NOL carryforward	186,877	601,189
Goodwill	13,243	12,324
Capitalized software	4,838	11,100
Depreciation and amortization	—	692,294
Accruals and reserves	20,764	74,475
Other	17,190	41,631

Total deferred tax assets	257,044	1,447,448

Deferred tax liabilities:
Depreciation and amortization	(53,471)	—
Other intangibles	(23,680)	(15)
Other	(2,119)	(10,058)

Net deferred tax asset	177,774	1,437,375

Net deferred tax asset—current	21,834	23,186
Net deferred tax asset—noncurrent	155,940	1,414,189
Valuation allowance	(177,774)	(1,437,375)

	$—	$—

        As of December 31, 2001, net operating losses of $1.7 billion are available to offset taxable income in future years. The net operating loss carryforwards expire in 2002 through 2021. Approximately $39.9 million of the net operating loss carryforwards are limited as to utilization under Internal Revenue Code Section 382. There are approximately $10.0 million of research credit carryforwards that are also limited under this code provision. A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset the net deferred tax asset because its future realizability is uncertain.

        The difference between the income tax rate computed by applying the statutory federal income tax rate of 35% to income before income taxes and the actual effective income tax rate is summarized as follows:

	Years Ended December 31,
	1999	2000	2001
Statutory rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) resulting from—State taxes, net of federal benefit	0.2	0.2	—
Goodwill	2.0	0.8	3.1
Meals and entertainment	0.1	0.1	—
Change in valuation allowance	(2.1)	17.9	31.8
Tax losses benefited to GTE	35.0	16.2	—
Other	0.1	0.1	0.2

	0.3%	0.3%	0.1%

14.  Earnings (Loss) Per Share

        The weighted-average common shares outstanding for both basic and diluted earnings per share were approximately 18,256,000, 106,163,000 and 200,614,000 shares for the years ended December 31, 1999, 2000 and 2001, respectively.

        As of December 31, 2001 Verizon has met the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region lines. Verizon would be able, under circumstances described in the recapitalization agreement, to transfer its shares of Class B common stock to a disposition trustee for sale to one or more third parties that would then be able to convert the Class B common stock in the aggregate into 800,000,000 shares of Class A common stock. This transfer could only be made after the Class B common shares are first offered to Genuity. While Verizon has met the applicable restrictions, Verizon has not made a first offer of sale to Genuity or made any indication that they intend to sell or otherwise dispose of the Class B common stock prior to eliminating a greater percentage of the applicable Section 271 restrictions on the former Bell Atlantic in-region lines. The Class B common shares have not been reflected in the basic earnings per share calculation on an as-converted basis as Verizon has not taken any actions related to its Class B common stock conversion rights and, management does not believe that Verizon currently intends to transfer its conversion rights.

        Potential common shares excluded in the computation of weighted-average diluted shares outstanding were approximately 67,839,000 and 73,515,000, for the years ended December 31, 2000 and 2001, respectively, as their inclusion would have an anti-dilutive effect. In addition, the 800,000,000 contingently issuable Class A common shares from the conversion of the Class B common stock were not included in the computation of weighted-average diluted shares outstanding for the years ended December 31, 2000 and 2001, as the conditions surrounding the shares issuance had not been met.

15.  Segment Reporting

        Genuity's operations are reported in four segments: Access, Hosting and Value-Added Services, Transport and International.

        Access—Internet access pertains to a variety of global Internet access services, including dial-up, dedicated, DSL and other broadband and voice-over-IP, by providing and managing the underlying scaleable infrastructure. Genuity also provides a range of customer premise equipment necessary to connect to the Internet, including routers, channel service units/data service units, modems, software and other products. Customers receive 24 hours per day, seven days per week network monitoring and technical support from Genuity's Network Operations Centers (NOC).

        Hosting and Value-Added Services—Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as the infrastructure to communicate with suppliers, customers and employees, as well as to deliver interactive content and conduct online commerce. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 8 data centers in the United States. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

        Transport—Genuity provides a broad range of transport services to customers through a single point of contact for planning, ordering, installing, billing, maintaining and managing customers' transport services. Genuity provides seamless operation of local loops, central office connections and interexchange carrier transport. Through Genuity's NOC, network faults, intrusion or environmental alarms are observed, diagnostics are performed, and referrals or dispatches are initiated as needed.

        International—International revenues include all international revenues for Access, Hosting and Value-Added Services, and Transport. Genuity operates 10 data centers outside of the United States: one in Amsterdam—Netherlands and as a result of the acquisition of Integra in Reading—England, Paris—France, Frankfurt—Germany, Milan—Italy, Stockholm—Sweden, Madrid—Spain, Oslo—Norway, Copenhagen—Denmark and Munich—Germany.

        Network costs within Global Network Infrastructure ("GNI"), which are incurred to support the Access, Hosting and Value-Added Services, Transport, and International segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

        Revenues received from AOL are part of the Access and International segments. Revenues received from Verizon are part of the Access and Transport segments. Revenues for America Online, including AOL Japan, in relation to Genuity's total revenues were $368.1 million, or 52%, $453.1 million, or 40%, and $423.4 million, or 35%, for the years ended December 31, 1999, 2000 and 2001, respectively. Revenues from Verizon in relation to Genuity's total revenues were $102.9 million, or 9%, and $229.5 million, or 19%, for the years ended December 31, 2000 and December 31, 2001, respectively.

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

        Financial information for Genuity's segments is as follows (in thousands):

	Years Ended December 31,
	1999	2000	2001
Revenues
Access	$558,640	$853,125	$921,672
Hosting and Value-Added Services	60,288	123,191	133,612
Transport	64,483	100,383	98,618
International	23,055	59,979	66,658

Total revenues	706,466	1,136,678	1,220,560
Operating Expenses
Cost of sales	767,498	1,271,154	1,321,499
Selling, general and administrative	396,522	552,442	575,126
Depreciation and amortization	187,628	288,134	475,457
Special items	2,105	13,544	2,757,338

Total operating expenses	1,353,753	2,125,274	5,129,420

Operating Loss	(647,287)	(988,596)	(3,908,860)
Other Income (Expense)
Interest income (expense), net	(183)	45,024	(50,271)
Minority interest	—	—	2,021
Other, net	2,073	(1,129)	1,231

Loss Before Income Taxes	$(645,397)	$(944,701)	$(3,955,879)

Capital Expenditures (1)
Access	$141,060	$449,176	$220,899
Hosting and Value-Added Services	68,107	236,489	112,833
GNI/Transport	537,096	912,771	447,771
International	2,497	38,474	55,041
Other	30,176	147,947	169,913

Total	$778,936	$1,784,857	$1,006,457

Depreciation and Amortization
Access	$36,348	$60,402	$108,882
Hosting and Value-Added Services	15,724	28,221	50,162
GNI/Transport	79,655	126,314	223,806
International	175	3,736	22,112
Other	55,726	69,461	70,495

Total	$187,628	$288,134	$475,457

(1)
Includes accruals, capital leases and capitalized software

	December 31,
	1999	2000	2001
Property, Plant and Equipment, Net
Access	$211,671	$490,276	$358,988
Hosting and Value-Added Services	70,385	174,891	217,515
GNI/Transport	1,189,261	2,115,104	550,311
International	2,322	126,198	140,283
Other	47,295	103,237	215,120

Total	$1,520,934	$3,009,706	$1,482,217

16.  Commitments and Contingencies

Leases

        Genuity leases office space, data centers, points of presence, network equipment and managed modems under long-term capital and operating leases. Many of these leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $41.5 million, $73.3 million and $92.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. Rent expense attributable to our fiber optic network, including points of presence and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        As of December 31, 2001, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases
2002	$165,400	$39,700
2003	22,300	33,700
2004	8,900	30,900
2005	7,300	27,500
2006	7,500	23,900
Thereafter	27,300	76,100

Total minimum lease payments	238,700	$231,800

Amount representing interest	(40,100)

Present value of minimum lease payments	$198,600

        GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

        Genuity has entered into several agreements for indefeasible rights of use ("IRUs") for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of December 31, 2001, the future minimum commitments under these agreements were as follows (in thousands):

2002	$79,000
Thereafter	—

Total future minimum commitments	$79,000

        Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of December 31, 2001, the outstanding commitments under the agreements were as follows (in thousands):

2002	$17,000
Thereafter	—

Total future minimum commitments	$17,000

        Genuity has entered into non-cancelable long-term purchase commitments for circuits with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of December 31, 2001, future minimum circuit payments under these non-cancelable purchase commitments were as follows (in thousands):

2002	$222,000
2003	230,000
2004	103,000
2005	24,000
2006	12,000
Thereafter	—

Total future minimum commitments	$591,000

        In addition to the long-term purchase commitments, the Company also purchases circuits on a monthly basis under agreements with other communications providers. These agreements do not contain minimum purchase commitments; however, the Company is obligated to pay a termination fee related to certain agreements for early termination. In addition, certain agreements contain volume commitments and Genuity is obligated to pay a penalty if these volume levels are not achieved.

        Genuity has entered into long-term network agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of December 31, 2001, the future minimum commitments under these agreements were as follows (in thousands):

2002	$56,000
2003	280,000
2004	121,000
2005	20,000
2006	63,000
Thereafter	—

Total future minimum commitments	$540,000

Contingencies

        On August 1, 2001, a managed modem vendor filed a lawsuit against the Company alleging a breach of contract. While it is not possible to predict with certainty the ultimate outcome of this lawsuit, the Company believes, after consultation with outside counsel, that resolution of this matter will be in the Company's favor and therefore would not be expected to have a material adverse effect on the Company's financial position or liquidity. If, however, the claim were to be ultimately resolved in an adverse manner, it could have a material effect on the Company's operating results and cash flows in future periods. (See Note 19 for discussion of the settlement.)

        The Company is also subject to other claims arising in the ordinary course of business. In the opinion of management, these claims are not expected to have a material effect on operations.

17.  Related Party Transactions

Revolving Line of Credit Facility

        On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility, as amended and restated with a consortium of 9 banks (See Note 8 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the line of credit were entered into based on prevailing market rates. On September 27, 2001, a $1.15 billion letter of credit was issued under this facility to guarantee a private placement bond issuance.

18.  Transactions With Verizon

        Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a Purchase, Resale and Marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring, Purchase, Resale, and Marketing and real estate agreements involve services provided to and received from Verizon. The transition and network monitoring agreements vary from four to twelve months with rights to terminate earlier. These transition services were completed as of December 31, 2001. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the Purchase, Resale and Marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period. As of December 31, 2001, Verizon has purchased in aggregate approximately $109.6 million of services under this agreement.

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

        GTE, now part of Verizon, granted to TELUS Corporation the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering for use solely in Canada for the provision of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS (the "TELUS Agreement") to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada. However, the agreement does not preclude other commercial business with TELUS, which we continued to develop with TELUS during 2001.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a line of credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of December 31, 2001, borrowings under the Verizon Facility totaled $1.15 billion.

        In June 2001, Genuity entered into a five year agreement with Verizon for DSL access services. This agreement includes tiered pricing based on the level of DSL line volumes achieved. The agreement contains volume commitments and Genuity is obligated to pay a penalty if these volume levels are not achieved. Amounts charged by Verizon are based on tariffs approved by the FCC.

19.  Subsequent Events

        Effective January 8, 2002, we amended our existing agreement with AOL. The term of the amended agreement remains unchanged with certain obligations continuing through December 31, 2006. Under the amended agreement, AOL is obligated to satisfy minimum purchase commitments for dial-up access ports through 2003 and to purchase managed digital subscriber line network access services through 2004. However, under the amended agreement, AOL is no longer obligated to purchase and Genuity is no longer obligated to provide other non-digital subscriber line broadband network access services. In addition to amending the terms of the AOL agreement, the amendment provided for the payment by AOL of previously withheld amounts and resolved those issues previously reported.

        Under the amended agreement, AOL may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. The Company does not anticipate that AOL will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million.

        Under the amended agreement, starting in January 2004, AOL has the option of reducing the number of dial-up access ports to a reduced commitment level. Revenue in 2004 through the end of the amended agreement will be recognized monthly based on the per port price and volumes in effect each month. Assuming the number of dial-up access ports remains constant, revenues in 2004 will be approximately $55.4 million lower than 2003 revenues. Assuming the number of dial-up access ports remains constant, the estimated impact of these price declines would be a reduction of cash received of approximately $41.9 million, $71.4 million and $19.7 million in 2002, 2003 and 2004, respectively. Actual declines in both revenues and cash receipts could be greater starting in 2004 if AOL exercises its option to reduce the number of dial-up access ports to the reduced commitment level.

        Additionally, we remain obligated to offer to AOL, subject to certain limitations as set forth in the amended agreement, reduced pricing if we offer a third party better pricing for comparable dial-up access services than that paid by AOL. Under the amended agreement, AOL may request lower pricing for dial-up access ports effective on or after January 1, 2005, if the market price for comparable services, as defined in the amended agreement, is lower than the pricing then being offered to AOL. If we do not agree to reduce the fees we charge to AOL for the applicable dial-up access ports to the market price, AOL may, subject to advance notice and other limitations, terminate future dial-up service commitments to us and decommission an equal number of its existing dial-up access ports with us. Similarly, AOL may reduce its dial-up service commitments in the event we fail to meet monthly or geographic delivery targets.

        Pursuant to the amended agreement, AOL may, on or after January 1, 2004 and subject to advance notice and other limitations, decommission dial-up access ports managed by us in proportion to their decommissioning of dial-up access ports provided by other vendors. We are required to maintain a dedicated network operations center to service the portions of our network dedicated to AOL.

        We continue to provide broadband services to AOL in connection with their digital subscriber line service offerings. Under the prior agreement, AOL was committed to purchase from us the network services necessary to serve specified percentages of their broadband customers other than digital subscriber line customers (i.e. cable and satellite broadband customers). However, under the amended agreement, AOL is no longer obligated to purchase additional network services from us in connection with these other broadband service offerings.

        In connection with providing DSL service to an AOL customer, AOL is responsible for providing its customers with the local access circuit and we are responsible for the interconnection of that circuit to our backbone, transmission of the traffic to AOL and the monitoring, management and control of the network. We receive a specified monthly fee for each AOL DSL customer for whom we provide network services. These fees are subject to agreed upon reductions, as the number of AOL DSL customers for whom we are providing services increases. At specified times during the course of the amended agreement, AOL has the right to seek a reduction in the fee paid to us for broadband backhaul services based on the then prevailing market prices for comparable broadband backhaul services. If we do not agree to reduce our fees to AOL for broadband network services to the market price in the manner described in the amended agreement, AOL may, subject to advance notice and other limitations, terminate future broadband service purchase commitments to us and terminate existing broadband service. AOL may also terminate future broadband service purchase commitments in the event we fail to deliver services to a new local access and transport area within a specified period.

        Additionally, the Company entered into a separate marketing agreement with AOL Time Warner, Inc. ("AOL TW"), the parent company of America Online, effective January 4, 2002. Under this agreement, the Company has committed to pay AOL TW $40.5 million through December 31, 2003 for various marketing media inventory, including advertising in print and online. Advertising will be expensed as incurred.

        On January 1, 2002, approximately 39.3 million options were cancelled under the stock option exchange program. The replacement options will be granted at least six months and one day from January 1, 2002. We anticipate that the replacement options will be granted on July 2, 2002.

        Effective January 3, 2002, Genuity entered into an agreement with Verizon Service Corp. on behalf of certain Verizon operating telephone companies ("OTCs") and Verizon Advanced Data Inc. ("VADI") for dedicated access services, frame relay, ATM, and certain other services (collectively "Access Services"). Under this agreement, Genuity is committed to purchase an aggregate minimum of $283 million of Access Services over a five year period, including minimum commitments to purchase certain amounts of Access Services in each state, and minimum commitments to purchase certain amounts of Access Services from each of VADI and OTCs. Amounts charged by Verizon are subject to tariff approvals from individual states.

        In February 2002, Genuity signed a letter of intent with Verizon regarding a new agreement to purchase CyberPop service, a tariffed service offered by Verizon (the "CyberPop Agreement") and the modification of several existing contracts under which Genuity provides services to Verizon companies. The CyberPop agreement will supplement Genuity's existing agreements with other vendors for managed modems, which agreements collectively allow Genuity to provide service to AOL. The existing contracts that will be modified are the Purchase, Resale and Marketing agreement, the Master Agreement for Wholesale Dial Access Services and the Master Agreement for Wholesale ISP DSL Service. Management anticipates that amendments reflecting these contractual modifications will be finalized in April 2002.

        In February 2002, we entered into a ISDN/PRI Services Agreement with Verizon, which re-prices existing ISDN/PRI local telecommunications services in certain states at rates which are lower than the rates we were previously paying Verizon for these services. Under this agreement, we are committed to purchase certain minimum amounts of ISDN/PRI services in certain Verizon states. The state-by-state purchase commitments continue over a period of three years, or less if all of the ISDN/PRI services are converted to Verizon CyberPOP services. All new ISDN/PRI services purchased by us under this Agreement have a minimum service term of three years. Amounts charged by Verizon are subject to tariff approvals from individual states.

        On March 15, 2002, S&P announced a reduction of our credit rating from BBB+ to BB. This reduction will result in an increase in the facility fee for our Bank Facility from 12.5 to 20 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 97.5 to 115 basis points per annum. These fee increases will result in approximately $3.6 million of additional interest expense based on the $1.15 billion currently outstanding under the Bank Facility.

Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 325 basis points over the fees charged as of December 31, 2001.

        On March 25, 2002, the parties settled the lawsuit brought against the Company by a managed modem vendor on mutually agreeable terms. The settlement will not have a material effect on the Company's operating results or cash flows.

20.  Selected Quarterly Data (Unaudited)

        The following table sets forth our unaudited quarterly results of operations data for the years ended December 31, 2000 and 2001 (in thousands):

	Mar. 31, 2000	June 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues	$247,852	$267,924	$308,142	$312,760	$299,467	$302,794	$302,262	$316,037
Operating loss (1)	(207,135)	(226,582)	(254,412)	(300,467)	(292,357)	(346,592)	(281,693)	(2,988,218)
Net loss	$(209,826)	$(224,707)	$(228,882)	$(284,059)	$(292,350)	$(353,573)	$(300,378)	$(3,014,052)

Basic and diluted loss per common share	$(11.49)	$(11.14)	$(1.19)	$(1.48)	$(1.52)	$(1.84)	$(1.54)	$(13.52)

Basic and diluted weighted-average common shares Outstanding	18,256	20,167	192,169	192,169	192,169	192,169	194,956	222,886

(1)
In the fourth quarter of 2001, the Company recorded a $2.7 billion special charge associated with the impairment of assets, goodwill and other intangibles and contract termination costs. In addition, this charge included costs associated with the Company's workforce reduction initiatives and associated costs for facilities, which will be exited.

GENUITY INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1999, 2000 and 2001

(in thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accts.— describe		Deductions describe		Balance at end of period
1999
Allowance for doubtful accounts	$3,651	$4,799	$201	(a)	$(3,101)	(b)	$5,550
2000
Allowance for doubtful accounts	$5,550	$31,022	$323	(a)	$(7,796)	(b)	$29,099
2001
Allowance for doubtful accounts.	$29,099	$43,971	$947	(a)	$(49,609)	(b)	$24,408
2001
Accrual for Restructuring Charge	$0	$177,300	$0		$(61,986)	(c)	$115,314

(a)
Represent bad debt recoveries

(b)
Represent write-offs of uncollectible receivable balances

(c)
Represent cash payments, non-cash charges and adjustments

EXHIBIT INDEX

        The following designated exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference. As indicated, various exhibits are incorporated herein by reference to (i) Genuity's Registration Statement on Form S-1 (File No. 333-34342) (referred to as "34342"); (ii) Genuity's Form 8-K (File No. 000-30837) dated September 7, 2000 (referred to as "9/7/00 8-K"); (iii) Genuity's Registration Statement on Form S-8 (File No. 333-54524) (referred to as "54524"); (iv) Genuity's Form 8-K (File No. 000-30837) dated March 9, 2001 (referred to as "3/9/01 8-K"); (v) Genuity's Form 10-Q for the quarter ended June 31, 2001 (File No. 000-30837) (referred to as "6/30/01 10-Q") (vi) Genuity's Registration Statement on Form S-8 (File No. 333-73708) dated November 19, 2001 (referred to as "73708"); (vii) Genuity's Form 8-K (File No. 000-30837) dated October 1, 2001 (referred to as "10/01/01 8-K"); (viii) Genuity's Form 8-K (File No. 000-30837) dated October 12, 2001 (referred to as "10/12/01 8-K"); (ix) Genuity's Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-30837) (referred to as "00 10-K"); (x) Genuity's Form 10-K/A (File No. 000-30837) filed on February 12, 2002 (referred to as "00 10-K/A"); and (xi) Genuity's Schedule TO-I filed on December 3, 2001 (referred to as "TO-I").

Exhibit Number	Exhibit Title	Referenced Exhibit Number	Docket
3.1	Amended and Restated Certificate of Incorporation	3.2	34342
3.2	Amended and Restated By-laws	3.4	34342
4.1	Specimen Class A Common Stock Certificate	4.1	34342
4.2	Genuity Savings Plan**	4.5	54524
4.3	Genuity Inc. Executive Deferral Plan**	4.3	73708
10.1	2000 Long-Term Stock Incentive Plan**	10.1	34342
10.2	Outside Directors' Compensation Plan**	10.2	34342
10.3	IRU Agreement dated as of May 2, 1997 by and between Qwest Communications Corporation and GTE Intelligent Network Services Incorporated	10.3	34342
10.4	First Amendment to IRU Agreement dated as of August 13, 1997	10.4	34342
10.5	Second Amendment to IRU Agreement dated as of May 29, 1998	10.5	34342
10.6	Third Amendment to IRU Agreement dated as of November 16, 1998	10.6	34342
10.7	Fourth Amendment to IRU Agreement dated as of February 5, 1999	10.7	34342
10.8	Network Services Agreement by and between America Online, Inc. and BBN Corporation effective as of December 31, 1999	10.8	34342
10.9	Form of Agreement for Transition Services between GTE Service Corporation and Genuity Solutions Inc.	10.9	34342
10.10	Form of Agreement for IT Transition Services between GTE Service Corporation and Genuity Solutions Inc.	10.10	34342

10.11	Form of Purchase, Resale and Marketing Agreement between Bell Atlantic Corporation and Genuity Solutions Inc.	10.11	34342
10.12	Form of Software License Agreement between GTE Service Corporation and Genuity Solutions Inc.	10.12	34342
10.13	Form of Software Development and Technical Services Agreement between GTE Service Corporation and Genuity Solutions Inc.	10.13	34342
10.14	Form of Intellectual Property Ownership and Cross License Agreement between GTE Service Corporation and Genuity Solutions Inc.	10.14	34342
10.15	Form of Facility Lease Agreement	10.15	34342
10.16	Form of Sublease Agreement	10.16	34342
10.17	Form of Assignment and Assumption of Lease	10.17	34342
10.18	Form of Financial Support Agreement Regarding Guaranty of Obligation between GTE Corporation and Genuity Inc.	10.18	34342
10.19	Form of Request by Genuity Inc. for Continuation of Financial Support after Separation between GTE Corporation and Genuity Inc.	10.19	34342
10.20	Master Services Agreement dated as of September 14, 1999 between GTE Network Services and GTE Global Network Incorporated	10.20	34342
10.21	Form of First Amendment to Master Services Agreement between GTE Network Services and GTE Corporation	10.21	34342
10.22	Form of Second Amendment to Master Services Agreement between GTE Network Services and GTE Corporation	10.22	34342
10.23	2000 Executive Incentive Plan**	10.24	34342
10.24	Executive Employment Agreement between Genuity Inc. and Paul R. Gudonis**	10.25	34342
10.25	Executive Employment Agreement between Genuity Inc. and Joseph C. Farina**	10.26	34342
10.26	Executive Employment Agreement between Genuity Inc. and Daniel P. O'Brien**	10.27	34342
10.27	Executive Employment Agreement between Genuity Inc. and Ira H. Parker**	10.28	34342
10.28	Registration Rights Agreement between Genuity Inc. and GTE Corporation and Contel Federal Systems, Inc.	10.34	34342
10.29	Subscription and Recapitalization Agreement between Genuity Inc. and GTE Corporation and Contel Federal Systems, Inc.	10.35	34342
10.30	Form of Software Escrow Agreement between GTE Service Corporation and Genuity Solutions Inc.	10.36	34342

10.31	$2,000,000,000 Five-Year Credit Agreement, dated as of September 5, 2000, among Genuity Inc., The Chase Manhattan Bank, Chase Securities, Inc., Citibank, N.A., Credit Suisse First Boston and Deutsche Bank AG, and the banks, financial institutions and other institutional lenders listed therein.	10.1		9/7/00 8-K
10.32	$500,000,000 Credit Agreement, dated as of March 5, 2001, between Genuity Inc. and Verizon Investments Inc.	10.1		3/9/01 8-K
10.33	Brand, Technology and Co-Marketing Agreement dated as of June 30, 2000 by and between TELUS Corporation, Genuity Solutions Inc. and Genuity Inc.	10.34		00 10-K/A
10.34	Amendment to Brand, Technology and Co-Marketing Agreement dated as of November 7, 2000	10.35		00 10-K
10.35	Letter Agreement dated as of November 3, 2000 by and between GTE Corporation, Genuity Solutions Inc. and Genuity Inc.	10.36		00 10-K
10.36	First Amendment to Credit Agreement by and between Verizon Investments Inc. and Genuity Inc.	10.1		6/30/01 10-Q
10.37	Amended and Restated Credit Agreement among Genuity Inc., The Chase Manhattan Bank, J.P. Morgan Securities, Inc., Citibank, N.A., Credit Suisse First Boston and Deutsche Bank AG, and the banks, financial institutions and other institutional lenders listed therein.	10.1		10/01/01 8-K
10.38	Second Amendment to Credit Agreement by and between Verizon Investments Inc. and Genuity Inc.	10.1		10/12/01 8-K
10.39	Third Amendment to Credit Agreement by and between Verizon Investments Inc. and Genuity Inc.	10.2		10/12/01 8-K
10.40	Offer to Exchange Outstanding Options to purchase Class A Common Stock.	99(a	) (1)	TO-I
10.41	First Amendment to Network Services Agreement by and between America Online, Inc. and Genuity Solutions Inc. (formerly BBN Corporation) effective as of January 8, 2002 (1)			*
10.42	AOLTW Promotional Agreement by and between AOL Time Warner, Inc. and Genuity Inc., dated as of January 4, 2002 (1)			*
10.43	Executive Employment Agreement between Genuity Inc. and James L. Freeze**			*
21.1	Subsidiaries			*
23.1	Consent of Arthur Andersen LLP			*
99.1	Letter to Commission Pursuant to Temporary Note 3T			*

*
Filed herewith

**
Management contract or compensatory plan or arrangement

(1)
Portions of these agreements have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
GENUITY INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data)
GENUITY INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands, except Share Data)
GENUITY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
GENUITY INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Dollars and Shares in Thousands)
GENUITY INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Dollars in Thousands)
GENUITY INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GENUITY INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 1999, 2000 and 2001 (in thousands)
EXHIBIT INDEX