Form 10-Q
period 2002-03-31
GENUITY INC
filed 2002-05-15
CIK 1110794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number 30837

GENUITY INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2864824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Presidential Way, Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 781-865-2000

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Company had 205,248,400 shares of $0.01 par value Class A common stock outstanding and 18,256,000 shares of $0.01 par value Class B common stock outstanding at May 10, 2002.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except Per Share Data)

	Three Months Ended March 31,
	2001	2002
Revenues	$299,467	$281,594
Operating Expenses
Cost of sales	345,253	311,295
Selling, general and administrative	153,046	110,103
Depreciation and amortization	93,525	87,649
Special items	—	3,567

Total operating expenses	591,824	512,614

Operating Loss	(292,357)	(231,020)
Other Income (Expense)
Interest income (expense), net	1,215	(25,659)
Minority interest	—	1,500
Other, net	(182)	(957)

Loss Before Income Taxes	(291,324)	(256,136)
Income Taxes	1,026	1,372

Net Loss	$(292,350)	$(257,508)

Basic and Diluted Loss Per Common Share	$(1.52)	$(1.15)

Basic and Diluted Weighted-Average Common Shares Outstanding	192,169	223,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands, except Share Data)

	December 31, 2001	March 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$956,718	$721,125
Restricted cash	23,000	23,000
Receivables, less allowances of $24,408 and $28,350, respectively	291,476	259,732
Other current assets	55,378	54,284

Total current assets	1,326,572	1,058,141
Property, Plant and Equipment, Net	1,482,217	1,504,654
Goodwill, Net	90,122	91,106
Intangibles, Net	77,648	76,747
Other Assets	17,912	20,583

Total assets	$2,994,471	$2,751,231

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term obligations, including current maturities	$157,405	$152,624
Accounts payable	123,502	140,267
Accrued compensation and related liabilities	45,846	25,097
Accrued circuits	96,958	131,688
Accrued liabilities	243,460	198,165
Deferred revenue	22,204	53,779

Total current liabilities	689,375	701,620
Long-Term Obligations	2,349,183	2,357,302
Other Liabilities	60,832	56,257

Total liabilities	3,099,390	3,115,179

Minority Interest	3,111	1,611

Stockholders' Equity (Deficit):
Preferred stock—$0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock—$0.01 par value; 1,600,000,000 shares authorized; 205,248,400 shares issued and outstanding	2,052	2,052
Class B common stock—$0.01 par value; 21,000,000 shares authorized; 18,256,000 shares issued and outstanding	183	183
Class C common stock — $0.01 par value; 800,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	6,106,893	6,106,893
Accumulated other comprehensive loss	(2,416)	(2,437)
Accumulated deficit	(6,214,742)	(6,472,250)

Total stockholders' equity (deficit)	(108,030)	(365,559)

Total liabilities and stockholders' equity (deficit)	$2,994,471	$2,751,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(292,350)	$(257,508)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	93,525	87,649
Provision for bad debt	5,643	9,081
Changes in current assets and current liabilities:
Receivables	23,598	22,663
Other current assets	(7,764)	1,094
Other current liabilities	(77,702)	(11,251)
Other, net	2,306	(8,775)

Net cash used in operating activities	(252,744)	(157,047)

Cash Flows from Investing Activities:
Capital expenditures	(612,188)	(19,381)
Capitalized software	(36,734)	(12,597)

Net cash used in investing activities	(648,922)	(31,978)

Cash Flows from Financing Activities:
Repayment of debt	(226)	(50)
Principal payments under capital lease obligations	(6,262)	(46,518)
Proceeds from borrowings	200,000	—

Net cash provided by (used in) financing activities	193,512	(46,568)

Net decrease in cash and cash equivalents	(708,154)	(235,593)
Cash and cash equivalents, beginning of period	868,926	956,718

Cash and cash equivalents, end of period	$160,772	$721,125

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$2,395	$33,167

Income taxes	$275	$849

Non-cash investing and financing activities:
Assets recorded under capital lease obligations	$—	$49,983

Assets recorded under accruals	$50,122	$36,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2001	2002
Net Loss	$(292,350)	$(257,508)
Other Comprehensive Loss, net of tax:
Foreign currency translation adjustments	(1,626)	(21)

Comprehensive Loss	$(293,976)	$(257,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The unaudited condensed consolidated financial statements of Genuity include the accounts of the Company and its three wholly-owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc. and Genuity International Networks Inc. The unaudited condensed consolidated financial statements also reflect the acquisition of a 93% ownership interest in Integra S.A. ("Integra") in 2001. All significant inter-company amounts have been eliminated.

        Genuity prepares its condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

        The Company's significant accounting policies are described in more detail in Note 2 of the Notes to the Consolidated Financial Statements included in its most recent annual report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same significant accounting policies.

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

Access

        Internet access services include dial-up, dedicated and broadband access and voice-over-IP for service providers and enterprise customers. Internet access customers typically sign one or two-year contracts providing for monthly recurring service fees that are earned and recognized based on either fixed fees or usage. Access also includes revenue associated with the development, operation and maintenance of a nationwide dial-up network for America Online, Inc. ("America Online" or "AOL").

Hosting and Value-Added Services

        Web hosting services provide reliable hosting and high-speed network infrastructure as well as flexible, fast and secure hosting platforms and an experienced technical support staff. Web hosting services include managed hosting, collocation, content delivery and high end managed storage. Value-added services include managed security services and virtual private networks for secure data transmission and professional consulting. Web hosting and value-added services customers typically sign contracts ranging from one or two years, although a three-year contract is available for certain hosting services. Hosting revenues are based primarily on monthly fees for server management, physical facilities and bandwidth utilization. Revenues for security and virtual private network service contracts are earned and recorded based on fixed, monthly recurring fees.

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

        When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the condensed consolidated balance sheet and any gain or loss on the transaction is included in the accompanying condensed consolidated statements of operations.

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

Goodwill, Net

        Goodwill pertains to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997 and the acquisition of Integra acquired in September 2001. The Company determined that the goodwill associated with the BBN Corporation acquisition was impaired as of December 31, 2001 and was written down to fair value.

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002, and as a result, goodwill is no longer being amortized. In addition, upon adoption of SFAS No. 142, in-place workforce was reclassified to goodwill, as the intangible asset does not meet the recognition criteria.

Intangibles, Net

        Intangible assets pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997, the acquisition of Integra acquired in September 2001 and internal use software. The Company determined that the intangibles associated with the BBN Corporation acquisition were impaired as of December 31, 2001 and were written down to fair value.

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002, and as a result, in-place workforce was reclassified to goodwill, as the intangible asset does not meet the recognition criteria. Intangible assets include customer lists, trademarks, and developed technology in connection with the acquisitions, and internal use software. Customer lists are amortized in a manner consistent with historical attrition patterns over 3 to 10 years. Trademarks and developed technology are amortized on a straight-line basis over 3 to 10 years. Internal use software is amortized on a straight-line basis over 3 to 5 years. Software maintenance costs are expensed as incurred.

Valuation of Assets

        The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Prior to January 1, 2002, impairment determinations were based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company also adopted SFAS No. 142 on January 1, 2002. Pursuant to this statement, the Company is required to record an impairment loss on goodwill whenever the fair value of the underlying reporting unit does not support the carrying value of goodwill. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of operating expenses.

        No impairment losses were recognized in the first quarter of 2001. The Company recorded a loss on the sale of miscellaneous assets of approximately $0.1 million for the three months ended March 31, 2002, which is included in special items in the accompanying condensed consolidated statements of operations.

Debt Issuance Costs

        Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings. The unamortized debt issuance costs totaled $11.8 million and $11.0 million as of December 31, 2001 and March 31, 2002, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

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

AOL Time Warner

        Revenues from AOL Time Warner, Inc. ("AOL TW"), the parent company of America Online, in relation to Genuity's total revenues are significant. Revenues from AOL TW represented $97.3 million, or 33%, and $91.1 million, or 32%, of Genuity's total revenues for the three months ended March 31, 2001 and 2002, respectively. The average accounts receivable balance related to amounts owed to Genuity by AOL TW represented $76.8 million, or 21%, and $66.3 million, or 23%, of Genuity's ending gross accounts receivable balance at March 31, 2001 and 2002, respectively. (See Note 12 for further discussion.)

Verizon

        Revenues from Verizon were $40.3 million, or 13%, and $75.2 million, or 27%, of Genuity's total revenues for the three months ended March 31, 2001 and 2002, respectively. The average accounts receivable balance related to amounts owed to Genuity by Verizon represented $57.6 million, or 16%, and $94.9 million, or 33%, of Genuity's ending gross accounts receivable balance at March 31, 2001 and 2002, respectively. (See Note 13 for further discussion.)

Earnings (Loss) per Share

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

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has adopted SFAS No. 141 in its entirety as of January 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required to account for the acquisition of Integra, a transaction consummated after June 30, 2001. The remaining provisions of this statement were adopted in January 2002. As a result, goodwill is no longer being amortized. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing which is required to be completed by the second quarter of 2002. Goodwill amortization expense will be reduced by approximately $28.0 million in 2002, including a $7.0 million reduction as a result of adopting this statement on January 1, 2002, and a $21.0 million reduction resulting from the impairment of goodwill recognized in the fourth quarter of 2001.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

Reclassifications

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' equity (deficit).

2.    Restructuring Charge

        On May 3, 2001, the Company announced a plan to reduce future expenditures. This plan resulted in a reduction of the Company's full-time equivalent employees by 964, or 16%, and a reduction of 2001 capital expenditures from $2.2 billion to $1.4 billion. The projected 2001 capital expenditures were further reduced to a range of $1.2 billion to $1.25 billion on August 22, 2001. The reduction in the Company's employees impacted multiple functional areas throughout the Company. All 964 full-time equivalent employees assumed in the plan were terminated as of August 31, 2001. This included 776 employees and 188 contractors. Severance and associated termination benefits for the 776 employees included in the restructuring charge in 2001 were approximately $17.9 million.

        In the fourth quarter of 2001, the Company announced several cost saving initiatives. These included the decision to de-emphasize and later exit the wholesale dial-up access business, with the exception of our two largest customers, AOL and Verizon, and an expected reduction in the future capital expenditure program. In addition, on November 1, 2001 the Company announced a company-wide restructuring and cost savings plan. This included a reduction in the U.S.-based Company full-time equivalent employees by 1,098, or 21%. The 1,098 full-time equivalent employees included 979 full-time employees and 119 contractor positions. Of the 1,098 full-time equivalent employees assumed in the plan, 922 were terminated in the fourth quarter of 2001 and the remaining 176, related to our international operations, received a termination notification in the fourth quarter of 2001 and ceased employment in the first quarter of 2002. Severance and associated termination benefits for the 979 employees included in the restructuring charge in 2001 were approximately $21.7 million.

        The Company has vacated 55 of the 58 locations identified by the Company in 2001 as sites, which would be exited. These sites included a data center, several POP facilities, sales sites and administrative buildings. The Company estimates that the remaining 3 locations will be vacated by the end of the third quarter of 2002. The lease termination dates on the underlying sites extend through 2030. Management is negotiating early buyouts on these lease facilities, where possible, or entering into sublease agreements in lieu of paying termination costs. Facility and equipment related costs of approximately $83.2 million in the 2001 restructuring charge include lease termination costs, future lease commitments, net of estimated recoveries from subleasing, and impairment losses for related leasehold improvements. The Company also recorded a $3.0 million adjustment in the fourth quarter of 2001 to reduce the estimated lease termination costs recorded in the second quarter of 2001.

        The remaining costs within the 2001 restructuring charge of $54.5 million represent various contract termination costs including the expected termination costs associated with the Company's decision to exit the wholesale dial-up access business.

        During the first quarter of 2002, the Company completed its reduction in workforce as part of the Company's cost saving initiatives that were previously announced during the fourth quarter of 2001. This included an additional reduction in the U.S.-based full-time equivalent employees by 231. The 231 full-time equivalent employees included 189 full-time employees and 42 contractor positions. Severance and associated termination benefits for the 189 employees included in the restructuring charge, which is included in special items in the accompanying condensed consolidated statements of operations, were approximately $2.2 million.

        The Company also recorded a $1.3 million adjustment in the first quarter of 2002 to increase the estimated severance costs recorded in 2001.

        As a result of these restructuring actions taken in 2001 and the first quarter of 2002, the Company has recorded a cumulative restructuring charge, which is included in special items in 2001 and 2002, totaling $180.8 million associated with the reduction in force and the reduced capital expenditure program. As of March 31, 2002, approximately $71.7 million has been paid, including approximately $35.9 million related to employee severance and associated benefits, approximately $21.0 million represents impairment losses associated with leasehold improvements on the facilities that will be vacated and approximately $3.0 million represents an adjustment to reduce the estimated lease termination costs. The remaining accrual associated with the restructuring charge was approximately $85.1 million as of March 31, 2002.

        The activity for the first quarter of 2002 associated with the restructuring charge was as follows (in thousands):

Balance as of December 31, 2001	$115,314
First quarter 2002 charge	2,179
Increase to 2001 restructuring charge	1,263
Cash Paid during the quarter	(33,657)

Balance as of March 31, 2002	$85,099

3.    Property, Plant and Equipment, Net

        Property, plant and equipment, net, was comprised of the following (in thousands):

	December 31, 2001	March 31, 2002
Land	$10,020	$10,020
Buildings	108,472	110,735
Communications network—fiber-optic cable	239,626	291,891
Communications network—data processing equipment and machinery	812,509	874,072
Furniture and fixtures	42,126	54,949
Leasehold improvements	261,471	286,677
Work in progress	282,956	228,205

Subtotal	1,757,180	1,856,549
Accumulated depreciation	(274,963)	(351,895)

Total	$1,482,217	$1,504,654

        Depreciation expense was $78.3 million and $75.4 million for the three months ended March 31, 2001 and 2002, respectively.

4.    Goodwill, Net

        Goodwill, net, was comprised of the following by segment (in thousands):

	Hosting	International	Total
Balance as of December 31, 2001	$41,413	$48,709	$90,122
Additions	—	1,228	1,228
Deductions	—	(244)	(244)

Balance as of March 31, 2002	$41,413	$49,693	$91,106

        The additions to goodwill during the quarter pertain to additional capitalizable costs associated with the acquisition of Integra. The deductions in goodwill are related to foreign currency translation.

        The Company adopted SFAS No. 142 on January 1, 2002. Under this statement, the Company is required to perform an impairment test on goodwill within six months of adopting the statement. The Company plans on performing this assessment in the second quarter of 2002. In addition, upon adoption of SFAS No. 142, in-place workforce was reclassified to goodwill, as the intangible asset does not meet the recognition criteria. The following table compares the first quarter of 2001 and 2002, assuming that SFAS No. 142 was applied in the first quarter of 2001 and goodwill was not amortized in that period (in thousands, except per share data):

	For the three months ended March 31,
	2001	2002
Reported Net Loss	$(292,350)	$(257,508)
Goodwill Amortization	7,066	—

Adjusted Net Loss	$(285,284)	$(257,508)

Basic and Diluted Earnings (Loss) Per Common Share
Reported Net Loss Per Share	$(1.52)	$(1.15)
Goodwill Amortization Per Share	.04	—

Adjusted Net Loss Per Share	$(1.48)	$(1.15)

5.    Intangibles, Net

        Intangibles, net, was comprised of the following (in thousands):

	December 31, 2001			March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$4,000	$(2,333)	$1,667	$4,000	$(2,476)	$1,524
Trademarks	4,000	(2,332)	1,668	4,000	(2,475)	1,525
Developed technology	19,000	(19,000)	—	19,000	(19,000)	—
Other intangibles	21,282	(856)	20,426	19,796	(524)	19,272
Internal use software	93,832	(39,945)	53,887	103,576	(49,150)	54,426

Total	$142,114	$(64,466)	$77,648	$150,372	$(73,625)	$76,747

        Amortization expense for intangibles was $8.1 million and $12.2 million for the three months ended March 31, 2001 and 2002, respectively. Based on the assets as of March 31, 2002, estimated amortization expense for intangibles for the next five years is approximately $20.9 million in 2002 and 2003, $20.5 million, $12.0 million and $2.4 million in 2004, 2005 and 2006, respectively.

        Other intangibles represent the Company's preliminary estimate of identifiable intangible assets acquired as part of the Integra acquisition. Further refinements may be made to this estimate based on the completion of a final valuation study expected in the second quarter of 2002.

        Upon adoption of SFAS No. 142, in-place workforce was reclassified to goodwill, as the intangible asset does not meet the recognition criteria.

6.    Short-Term and Long-Term Obligations

        Short-term and long-term obligations were as follows (in thousands):

	December 31, 2001	March 31, 2002
Current portion of capital leases	$149,433	$144,778
6% convertible subordinated debentures	7,634	7,584
Other short-term debt	338	262

Total short-term obligations	$157,405	$152,624

Capital leases	$49,183	$57,302
Borrowings	2,300,000	2,300,000

Total long-term obligations	$2,349,183	$2,357,302

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

        As of March 31, 2002, Genuity had purchased and retired debentures with a face value of $77.1 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at March 31, 2002 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of March 31, 2002, borrowings under the Verizon Facility totaled $1.15 billion.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks (the "Bank Facility"). On September 24, 2001, this facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. As of March 31, 2002, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), was 20 basis points and is payable quarterly in arrears. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%. Additionally, this facility requires that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company will be callable in the event that this condition does not exist.

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

        On March 15, 2002, S&P announced a reduction of our credit rating from BBB+ to BB. This reduction resulted in an increase in the facility fee for our Bank Facility from 12.5 to 20 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 97.5 to 115 basis points per annum payable quarterly in arrears. Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 300 basis points over the fees charged as of March 31, 2002.

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

        Unamortized debt issuance costs were $11.8 million and $11.0 million as of December 31, 2001 and March 31, 2002, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

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

Common Stock

        Our Class A common stock trades on the NASDAQ under the symbol "GENU" and the Nouveau Marché under the symbol "Genuity A-REGS 144." Until October 11, 2002, the shares of Class A common stock which trade on the Nouveau Marché may not be resold, pledged, or otherwise hedged or transferred directly or indirectly in the United States or to U.S. Persons, as such term is defined in Regulation S under the Securities Act of 1933. In addition, during the one-year period ending on October 11, 2003, the shares of Class A common stock which trade on the Nouveau Marché may not be resold, pledged, or otherwise hedged or transferred, except in compliance with either Regulation S or Rule 144 under the Securities Act.

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

8.    Earnings (Loss) Per Share

        The weighted-average common shares outstanding for both basic and diluted earnings per share were approximately 192,169,000 shares and 223,504,400 shares for the three month periods ending March 31, 2001 and 2002, respectively.

        Potential common shares excluded in the computation of weighted-average diluted shares outstanding were approximately 71,062,000 and 33,532,000 for the three months ended March 31, 2001 and 2002, respectively, as their inclusion would have an anti-dilutive effect.

        As of March 31, 2002 Verizon has met the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region lines. As a result, Verizon is able, under circumstances described in the recapitalization agreement, to transfer its shares of Class B common stock to a disposition trustee for sale to one or more third parties that would then be able to convert the Class B common stock in the aggregate into 800,000,000 shares of Class A common stock. This transfer could only be made after the Class B common shares are first offered to Genuity. While Verizon has met the applicable restrictions, Verizon has not made a first offer of sale to Genuity or made any indication that they intend to sell or otherwise dispose of the Class B common stock prior to eliminating a greater percentage of the applicable Section 271 restrictions on the former Bell Atlantic in-region lines. The Class B common shares have not been reflected in the basic earnings per share calculation on an as-converted basis as Verizon has not taken any actions related to its Class B common stock conversion rights and, management does not believe that Verizon currently intends to transfer its Class B common stock.

9.    Segment Reporting

        Genuity's operations are reported in four segments: Access, Hosting and Value-Added Services, Transport and International.

        Access.    Internet access pertains to a variety of global Internet access services, including dial-up, dedicated, DSL and other broadband and voice-over-IP, by providing and managing the underlying scaleable infrastructure. Genuity also provides a range of customer premise equipment necessary to connect to the Internet, including routers, channel service units/data service units, modems, software and other products. Customers receive 24 hours per day, seven days per week network monitoring and technical support from Genuity's Network Operations Centers ("NOC").

        Hosting and Value-Added Services.    Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as the infrastructure to communicate with suppliers, customers and employees, as well as to deliver interactive content and conduct online commerce. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 8 data centers in the United States. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

        Transport.    Genuity provides a broad range of transport services to customers through a single point of contact for planning, ordering, installing, billing, maintaining and managing customers' transport services. Genuity provides seamless operation of local loops, central office connections and interexchange carrier transport. Through Genuity's NOC, network faults, intrusion or environmental alarms are observed, diagnostics are performed, and referrals or dispatches are initiated as needed.

        International.    International revenues include all international revenues for Access, Hosting and Value-Added Services, and Transport. Genuity operates 10 data centers outside of the United States: one in Amsterdam—Netherlands and as a result of the acquisition of Integra in Reading—England, Paris—France, Frankfurt—Germany, Milan—Italy, Stockholm—Sweden, Madrid—Spain, Oslo—Norway, Copenhagen—Denmark and Munich—Germany.

        Network costs within Global Network Infrastructure ("GNI") which are incurred to support the Access, Hosting and Value-Added Services, Transport and International segments are not allocated to these segments for management reporting or segment reporting purposes. Similarly, selling, general and administrative expenses are not allocated to the segments for management or segment reporting purposes.

        Revenues received from AOL TW are part of the Access and International segments. Revenues received from Verizon are part of the Access and Transport segments. Revenues for AOL TW, including AOL Japan, in relation to Genuity's total revenues were $97.3 million, or 33%, and $91.1 million, or 32%, for the three months ended March 31, 2001 and 2002, respectively. Revenues from Verizon in relation to Genuity's total revenues were $40.3 million, or 13%, and $75.2 million, or 27%, for the three months ended March 31, 2001 and March 31, 2002, respectively.

        Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. The accounting policies of the segments are the same as those described in Note 1.

        Financial information for Genuity's segments is as follows (in thousands):

	Three Months Ended March 31,
	2001	2002
Revenues
Access	$218,104	$216,977
Hosting and Value-Added Services	38,683	25,776
Transport	25,662	16,317
International	17,018	22,524

Total revenues	299,467	281,594
Operating Expenses
Cost of sales	345,253	311,295
Selling, general and administrative	153,046	110,103
Depreciation and amortization	93,525	87,649
Special items	—	3,567

Total operating expenses	591,824	512,614

Operating Loss	(292,357)	(231,020)
Other Income (Expense)
Interest income (expense), net	1,215	(25,659)
Minority interest	—	1,500
Other, net	(182)	(957)

Loss Before Income Taxes	$(291,324)	$(256,136)

Capital Expenditures (1)
Access	$250,342	$47,452
Hosting and Value-Added Services	34,231	5,785
GNI/Transport	305,140	10,617
International	299	6,535
Other	65,172	8,107

Total	$655,184	$78,496

Depreciation and Amortization
Access	$20,618	$27,933
Hosting and Value-Added Services	11,918	16,691
GNI/Transport	43,330	22,461
International	3,094	7,570
Other	14,565	12,994

Total	$93,525	$87,649

(1)
Represents cash payments for capital expenditures, capitalized software and capital lease obligations.

	December 31, 2001	March 31, 2002
Property, Plant and Equipment, Net
Access	$360,650	$410,564
Hosting and Value-Added Services	217,515	212,632
GNI/Transport	486,582	479,989
International	140,283	133,618
Other	277,187	267,851

Total	$1,482,217	$1,504,654

10.  Commitments and Contingencies

Leases

        Genuity leases office space, data centers, points of presence, network equipment and managed modems under long-term capital and operating leases. Many of these leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $24.3 million and $16.8 million for the three months ended March 31, 2001 and 2002, respectively. Rent expense attributable to our fiber optic network, including points of presence and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

        As of March 31, 2002, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases
2002	$96,700	$33,300
2003	108,500	40,200
2004	8,900	36,900
2005	7,300	33,900
2006	7,500	30,300
Thereafter	27,300	88,000

Total minimum lease payments	256,200	$262,600

Amount representing interest	(54,100)

Present value of minimum lease payments	$202,100

        Consistent with the terms of the FCC Order, GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

        Genuity has entered into several agreements for indefeasible rights of use ("IRUs") for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs under the contract terms. As of March 31, 2002, the future minimum commitments under these agreements were as follows (in thousands):

2002	$12,000
Thereafter	—

Total future minimum commitments	$12,000

        Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of March 31, 2002, the outstanding commitments under the agreements were as follows (in thousands):

2002	$10,000
Thereafter	—

Total future minimum commitments	$10,000

        Genuity has entered into non-cancelable long-term purchase commitments for circuits with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of March 31, 2002, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

2002	$160,000
2003	268,000
2004	151,000
2005	85,000
2006	86,000
Thereafter	33,000

Total future minimum commitments	$783,000

        In addition to the long-term purchase commitments, we also purchase circuits on a monthly basis under agreements with other communications providers. These agreements do not contain minimum purchase commitments; however, we are obligated to pay a termination fee related to certain agreements for early termination. In addition, certain agreements contain volume commitments and Genuity is obligated to pay a penalty if these volume levels are not achieved.

        Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of March 31, 2002, the future minimum commitments under these agreements were as follows (in thousands):

2002	$50,000
2003	203,000
2004	121,000
2005	20,000
2006	63,000
Thereafter	—

Total future minimum commitments	$457,000

Contingencies

        The Company is subject to claims arising in the ordinary course of business. In the opinion of management, these claims are not expected to have a material effect on operations.

11.  Related Party Transactions

Bank Facility

        On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility, as amended and restated with a consortium of 9 banks (See Note 6 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the bank facility were entered into based on prevailing market rates. On September 27, 2001, a $1.15 billion letter of credit was issued to guarantee a private placement bond issuance.

12.  Transactions with America Online

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

        Under the amended agreement, AOL may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. The Company does not anticipate that AOL will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million of which $25.6 million was recorded through March 31, 2002.

        Under the amended agreement, starting in January 2004, AOL has the option of reducing the number of dial-up access ports to a reduced commitment level. Revenue in 2004 through the end of the amended agreement will be recognized monthly based on the per port price and volumes in effect each month. Assuming the number of dial-up access ports remains constant, revenues in 2004 will be approximately $55.4 million lower than 2003 revenues. Assuming the number of dial-up access ports remains constant, the estimated impact of these price declines would be a year over year reduction of cash received of approximately $41.9 million, $71.4 million and $19.7 million in 2002, 2003 and 2004, respectively. Actual declines in both revenues and cash receipts could be greater starting in 2004 if AOL exercises its option to reduce the number of dial-up access ports to the reduced commitment level.

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

        Additionally, the Company entered into a separate marketing agreement with AOL Time Warner, Inc. ("AOL TW"), the parent company of America Online, effective January 4, 2002. Under this agreement, the Company has committed to pay AOL TW $40.5 million through December 31, 2003 for various marketing media inventory, including advertising in print and online. Advertising will be expensed as incurred. As of March 31, 2002, the Company has incurred $2.3 million of advertising costs under this agreement.

13.  Transactions with Verizon

        Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a Purchase, Resale and Marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring, Purchase, Resale, and Marketing and real estate agreements involve services provided to and received from Verizon. The transition and network monitoring agreements vary from four to twelve months with rights to terminate earlier. These transition services were completed as of December 31, 2001. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices. Under the Purchase, Resale and Marketing agreement, Verizon has agreed to purchase at least $500 million of Genuity's services over a five-year period. Since inception, Verizon has purchased approximately $131.7 million of services under this agreement through March 31, 2002.

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

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a line of credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of March 31, 2002, borrowings under the Verizon Facility totaled $1.15 billion.

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

        In February 2002, Genuity signed a letter of intent with Verizon regarding a new agreement to purchase CyberPop service, a tariffed service offered by Verizon (the "CyberPop Agreement") and the modification of several existing contracts under which Genuity provides services to Verizon companies. The CyberPop agreement will supplement Genuity's existing agreements with other vendors for managed modems, which agreements collectively allow Genuity to provide service to AOL. The existing contracts that will be modified are the Purchase, Resale and Marketing agreement, the Master Agreement for Wholesale Dial Access Services and the Master Agreement for Wholesale ISP DSL Service. The amendments reflecting these contractual modifications were finalized in the second quarter of 2002. (See Note 14 for further discussion.)

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

14.  Subsequent Events

        Effective April 1, 2002, the Company amended its Master agreement with Verizon in which Genuity provides Wholesale Dial Access services to Verizon. The amendment provides for, among other things, a reduction in Verizon's minimum purchase commitment in 2002 and 2003 from $24 million to $20 million.

        On April 15, 2002, Moody's Investor Services announced a reduction of our credit rating from Baa2 to Ba1. This reduction will result in an increase in the facility fee for our Bank Facility from 20 to 25 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 115 to 160 basis points per annum payable quarterly in arrears. These fee increases will result in approximately $9.8 million of additional annual interest expense as compared to 2001 based on the $1.15 billion currently outstanding under the Bank Facility.

        On April 17, 2002, Verizon was granted approval to offer long distance service in Vermont, which resulted in the elimination of regulatory restrictions in 6 of the 14 jurisdictions covered in the FCC Order, representing 57% of the former Bell Atlantic in-region access lines.

        Effective April 22, 2002, the Company entered into an agreement with Verizon for Cyberpop service. This agreement will supplement Genuity's existing agreements with other vendors for managed modems. Amounts owed under the contract for the Cyberpop service are based on tariff-approved rates and estimated to be approximately $127 million. The agreement has a minimum term of 36 months with renewal options.

        Effective April 30, 2002, the Company amended its Purchase, Resale and Marketing agreement with Verizon. The amendment requires Verizon to make a $100 million prepayment by May 31, 2002. As a result of this prepayment, the total purchase commitment is reduced from $500 million to $491 million. This reduction represents the parties' agreement to the time value of money associated with the prepayment.

        On May 2, 2002, the Company announced a new company-wide restructuring. Genuity will reduce its headcount by an additional 1,100 to 1,200 employees, or 27 to 29 percent of its employee base during the second quarter. The Company is also currently evaluating further consolidations of data center and administrative facilities to improve its overall asset utilization and eliminate business offerings not core to its strategic goals. Internationally, Genuity has announced its intent to exit the professional services business in France, Italy and Spain, and is assessing the ongoing profitability potential of all international operations. Lastly, Genuity will take actions to reduce cash capital spending in 2002 from the previous target of $500-$600 million to $400-$500 million, reflecting deferrals in light of the continued slower near-term growth environment.

        On May 1, 2002, the Company amended its Master Agreement with Verizon in which Genuity provides Wholesale DSL ISP services to Verizon. The amendment, which is effective on or about June 30, 2002, modifies the rates paid by Verizon for both consumer and non-consumer DSL services and designates Genuity as the preferred provider for IP backbone services to Verizon. In addition, the amendment extends the term of the original Master Agreement to March 31, 2003 with an additional extension possible to March 31, 2005, subject to agreement by the parties on rates and other terms and conditions.

        On May 8, 2002, the Company entered into a standby letter of credit agreement with a related party, Citibank, N.A., based on prevailing market rates. The Company will be required to pledge cash as collateral for any amount outstanding. As of May 14, 2002, no letters of credit have been issued under this agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains certain forward-looking statements regarding, among other things, our future financial performance, our anticipated growth strategies and anticipated trends in our business as well as projections relating to our capital expenditure requirements, our network expansion plans, locations of new data centers, network operations centers and points of presence, expected deployment dates for capacity on trans-oceanic cable, our plans for transitioning customer traffic from leased capacity to our network, research and development initiatives and expected restructuring activities. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are predictions based solely on our current expectations and projections about certain events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that our future financial and operating results may differ materially from those projected in the forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties and, accordingly, there are many factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance of achievements expressed or implied by such forward-looking statements. Those factors that may cause our actual results, level of activity, performance or achievements to be materially different from that expressed or implied by any forward-looking statement include our ability to maintain or increase our market share and therefore maintain our status as a Tier 1 Internet backbone provider, maintain and strengthen our relationship with America Online, Verizon, and other significant customers, obtain additional capital to fund our operations and the expansion of our capacity and network infrastructure, successfully maintain and continue to strengthen our brand recognition, compete effectively for service and enterprise customers, reduce operating expenses and introduce new services.

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report.

RESULTS OF OPERATIONS

2002 Compared to 2001

Revenues (in thousands)

	Three Months Ended March 31,
	2001		2002
	Amount	%	Amount	%
Access	$218,104	73%	$216,977	77%
Hosting and Value-Added Services	38,683	13	25,776	9
Transport	25,662	8	16,317	6
International	17,018	6	22,524	8

Total	$299,467	100%	$281,594	100%

        Total revenues for the quarter ended March 31, 2002 decreased $17.9 million, or 6%, over the same period in 2001. Total revenues for the quarter ended March 31, 2002 from Verizon increased $34.9 million, or 87%, over the same period in 2001 and represented 27% of Genuity's total revenue in 2002. Verizon purchases Genuity's services both in connection with the Purchase, Resale and Marketing agreement and outside of this agreement. Under the Purchase, Resale and Marketing agreement, executed at the time of Genuity's initial public offering, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. This agreement was amended in April 2002 to require Verizon to make a $100 million prepayment and reduce the purchase commitment from

$500 million to $491 million. Since inception, Verizon has purchased approximately $131.7 million of services under this agreement through March 31, 2002.

        Access.    Access revenues for the quarter ended March 31, 2002 decreased $1.1 million, or 1%, over the same period in 2001. Broadband revenues increased $42.1 million, or 126%, year over year including an increase in the number of broadband subscribers from approximately 325,000 subscribers as of March 31, 2001 to approximately 775,000 subscribers as of March 31, 2002 (including America Online, "AOL"). This increase was offset by a $29.2 million, or 24%, decrease in dial-up revenues due to the renegotiated AOL contract and the Company's exit from the wholesale dial-up access business in the fourth quarter of 2001, except for providing dial-up access to our two largest customers, America Online and Verizon. Dial-up revenues from AOL decreased $12.2 million, or 14%, over the same period in 2001. Also offsetting the increase in broadband revenues was a decrease in dedicated access revenues of $6.7 million, or 13%, year over year primarily due to continued churn and non-service related customer credits, continued price pressures and a greater number of lower priced connections. Additionally, VoIP revenues decreased $5.3 million, or 73%, year of year primarily due to the lower minutes of use volumes.

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

        Under the amended agreement, America Online may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. We do not anticipate that America Online will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million of which $25.6 million was recorded through March 31, 2002.

        Under the amended agreement, starting in January 2004, America Online has the option of reducing the number of dial-up access ports to a reduced commitment level. Revenue in 2004 through the end of the amended agreement will be recognized monthly based on the per port price and volumes in effect each month. Assuming the number of dial-up access ports remains constant, revenues in 2004 will be approximately $55.4 million lower than 2003 revenues. Assuming the number of dial-up access ports remains constant, the estimated impact of these price declines would be a year over year reduction of cash received of approximately $41.9 million, $71.4 million and $19.7 million in 2002, 2003 and 2004, respectively. Actual declines in both revenues and cash receipts could be greater starting in 2004 if America Online exercises its option to reduce the number of dial-up access ports to the reduced commitment level.

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

        Hosting and Value Added Services.    Hosting and Value Added Services revenues for the quarter ended March 31, 2002 decreased $12.9 million, or 33%, over the same period in 2001 due to a loss of customers and a slower pace of new order activity in hosting services. The number of hosting customers declined from 372 as of March 31, 2001 to 204 as of March 31, 2002.

        Transport.    Transport revenues for the quarter ended March 31, 2002 decreased $9.3 million, or 36%, over the same period in 2001 primarily due to a loss of customers and lower pricing. In addition, in the fourth quarter 2001, the Company terminated a transitional supply arrangement with a customer related to the initial spin-off of Genuity.

        International.    International revenues for the quarter ended March 31, 2002 increased $5.5 million, or 32%, over the same period in 2001 as a result of the Integra acquisition in the fourth quarter of 2001. Excluding the impact of the Integra acquisition, revenues were $1.3 million, or 8%, lower than 2001, due to the cancellation of certain voice over Internet Protocol (IP) customers for credit-related reasons.

Cost of Sales

        Cost of sales for the quarter ended March 31, 2002 decreased $34.0 million, or 10%, over the same period in 2001. Cost of sales, as a percentage of total revenues, was 115% and 111% for the three months ended March 31, 2001 and 2002, respectively. This decrease reflects the Company's efforts to reduce circuit and other costs. Telecommunications circuit costs are the largest component of cost of sales and as a percentage of total cost of sales, were approximately 69% and 67% for the three months ended March 31, 2001 and 2002, respectively. Telecommunication circuit costs for the three months ended March 31, 2002 decreased $29.1 million, or 12%, over the same period in 2001. The decline in circuit costs was primarily the result of the Company's decision to exit the wholesale dial-up access business in the fourth quarter of 2001, except for providing dial-up access to our two largest customers, America Online and Verizon. As a result, we have negotiated an agreement to outsource the remaining portion of the dial access network to providers specializing in this capability, except for the provision of services to America Online and Verizon. Also contributing to the decline were lower costs associated with the lower minutes of use volumes associated with our VoIP services. Partially offsetting the lower circuit costs were higher costs associated with the growth in broadband services.

        The Company is focused on improving the efficiency of the network by increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. The Company has entered into long-term agreements with several managed modem vendors. These agreements are capitalized and financed through lease obligations. These assets are depreciated over the terms of the contract as the modems are deployed and the leased circuits are terminated. As of March 31, 2002, there were approximately 345,000 managed modems deployed. For the three months ended March 31, 2002, depreciation and interest expense associated with these modems was $19.9 million compared to $1.2 million in the same period in 2001. The Company expects to increase the deployment of these modems significantly during 2002, which will result in lower circuit expense as circuits are terminated, but will also result in future increases in depreciation and interest expense.

        Labor and related costs as well as travel and contractor expenses to support our network infrastructure and customer service were approximately 20% and 16% of cost of sales for the quarter ended March 31, 2001 and 2002, respectively. These costs decreased by approximately $19.6 million, or 29%, over the same period in 2001. The decrease was due primarily to a lower level of full-time equivalent employees during the first quarter of 2002. Other costs, such as facilities, maintenance, property taxes and customer premise equipment (CPE) costs were approximately 11% and 17% of cost of sales for the quarter ended March 31, 2001 and 2002, respectively. These costs increased $14.8 million, or 39%, over 2001 due primarily to the build-out of our network infrastructure as well as higher CPE costs associated with the increased broadband revenues in 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased $42.9 million, or 28%, over the same period in 2001. The decrease is primarily due to the benefit of the headcount reduction implemented in the second and fourth quarters of 2001. Contractor, labor and related expenses decreased $38.8 million, or 40%, over the same period in 2001. Also contributing to the overall decrease are lower advertising and research and development costs. These decreases were partially offset by a $3.4 million, or 61%, increase in bad debt expense.

Depreciation and Amortization

        Depreciation and amortization expenses for the quarter ended March 31, 2002 decreased $5.9 million, or 6%, over the same period in 2001. This decrease was primarily due to the impairment charge that was recorded in the fourth quarter of 2001 and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Pursuant to the adoption of SFAS No. 142, goodwill and acquired intangibles with indefinite lives are no longer amortized. Partially offsetting the lower depreciation resulting from the impairment was an increase in managed modem depreciation of approximately $16.5 million.

Special Items

        Special items include costs associated with the Company's workforce reduction initiatives announced in the fourth quarter of 2001 and loss on sales of miscellaneous assets.

        The Company recorded a restructuring charge of approximately $3.4 million in the quarter ended March 31, 2002 pursuant to the Company's workforce reduction initiatives announced in the fourth quarter of 2001. The $3.4 million represents severance and associated termination benefits for the additional employees that were terminated in the first quarter of 2002.

        No impairment losses were recognized in the first quarter of 2001. The Company recorded a loss on the sale of miscellaneous assets of approximately $0.1 million for the quarter ended March 31, 2002.

Interest Income (Expense), net

        Interest expense, net, for the quarter ended March 31, 2002 was $25.7 million compared to interest income, net, of $1.2 million for the quarter ended March 31, 2001. The increase in net interest expense is primarily due to the increase in the Company's long-term debt to $2.3 billion as of March 31, 2002 compared to March 31, 2001.

Income Taxes

        Genuity generated pre-tax book losses of $291.3 million and $256.1 million for the quarters ended March 31, 2001 and 2002, respectively. The tax provision represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

Net Loss

        Net losses decreased to $257.5 million for the quarter ended March 31, 2002 compared to $292.4 million for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Genuity has used cash in operating and investing activities during both periods. Prior to our initial public offering, the Company funded these cash requirements principally through permanent contributions of capital from GTE and borrowings from GTE's affiliates. Since our initial public offering, we have funded these cash requirements principally through the proceeds from the initial public offering of Class A common stock and proceeds from borrowings.

        Net cash used in operating activities was $252.7 million and $157.0 million for the first three months of 2001 and 2002, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

        Net cash used in investing activities was $648.9 million and $32.0 million for the first three months of 2001 and 2002, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for the construction of network infrastructure, data centers and facilities.

        Net cash provided by financing activities was $193.5 million for the first three months of 2001. Net cash used in financing activities was $46.6 million for the first three months of 2002. In the first quarter of 2002, cash used in financing activities is a result of principal payments for capital leases, including the managed modem agreements.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Under this facility, as amended, the Company may borrow up to $2 billion. This facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due at maturity. Interest expense on the credit facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of March 31, 2002, borrowings under the Verizon Facility totaled $1.15 billion.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks (the "Bank Facility"). On September 24, 2001, this facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. As of March 31, 2002, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), was 20 basis points and is payable quarterly in arrears. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%. Additionally, this facility requires that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company will be callable in the event that this condition does not exist.

        As of March 31, 2002, Verizon has met the applicable Section 271 restrictions as to at least 50% of the former Bell Atlantic in-region lines. As a result, Verizon is able, under circumstances described in the recapitalization agreement, to transfer its shares of Class B common stock to a disposition trustee for sale to one or more third parties that would then be able to convert the Class B common stock in the aggregate into 800,000,000 shares of Class A common stock. This transfer could only be made after the Class B common shares are first offered to Genuity. While Verizon has met the applicable restrictions, Verizon has not made a first offer of sale to Genuity or made any indication that they intend to sell or otherwise dispose of the Class B common stock prior to eliminating a greater percentage of the applicable Section 271 restrictions on the former Bell Atlantic in-region lines. Management does not believe that Verizon currently intends to transfer its Class B common stock. However, as discussed above, Verizon has the legal right to transfer its Class B common stock.

        On September 27, 2001, a $1.15 billion letter of credit was issued under the Bank Facility to back a private placement bond transaction. The bond transaction was executed on the same date and for the same amount. Interest on the bonds is based on three month LIBOR plus 55 basis points and is payable quarterly in arrears. To secure payment of interest on the bonds, we are required to maintain a $23.0 million cash reserve while the bonds are outstanding. The fee on the letter of credit varies based on Genuity's credit rating. As of March 31, 2002, the fee on the letter of credit was 115 basis points and is payable quarterly in arrears. A reduction in the Company's credit rating would result in an increase in the letter of credit fees owed. On August 20, 2005, the bonds mature and the letter of credit expires.

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

        On April 15, 2002, Moody's Investor Services announced a reduction of our credit rating from Baa2 to Ba1. This reduction will result in an increase in the facility fee for our Bank Facility from 20 to 25 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 115 to 160 basis points per annum payable quarterly in arrears. These fee increases will result in approximately $9.8 million of additional annual interest expense as compared to 2001 based on the $1.15 billion currently outstanding under the Bank Facility. Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 300 basis points over the fees charged as of March 31, 2002.

        Unamortized debt issuance costs were $11.8 million and $11.0 million as of December 31, 2001 and March 31, 2002, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

        The Company expects capital expenditures on a cash basis for 2002 will be approximately $400.0 million to $500.0 million. Genuity believes that its current liquidity and committed capital is sufficient to meet its current operating and capital needs until the Company meets the point of free cash flow break even assumed within the business plan.

        As of March 31, 2002, Genuity's indebtedness included $7.6 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to any senior indebtedness that we may incur.

        As of March 31, 2002, Genuity's indebtedness also included $202.1 million in capital leases. The capital leases have original terms of 5 to 10 years from the date of purchase. Principal and interest are payable either monthly or quarterly in advance, with the exception of managed modem agreements for which payments are made based on the achievement of production milestones.

Summary of Contractual Obligations and Commercial Commitments (in thousands):

	Payments due by year
	Total	2002	2003-2004	2005-2006	Thereafter
Contractual Obligations:
Short-term debt	$7,846	$7,846	$—	$—	$—
Long-term debt	2,300,000	—	—	2,300,000	—
Capital Lease Obligations	256,200	96,700	117,400	14,800	27,300
Operating Leases	262,600	33,300	77,100	64,200	88,000
Other Commercial Commitments	1,262,000	232,000	743,000	254,000	33,000

Total Contractual Cash Obligations	$4,088,646	$369,846	$937,500	$2,633,000	$148,300

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that all intangible assets be recognized as assets apart from goodwill if they meet certain criteria. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Genuity has adopted SFAS No. 141 in its entirety as of January 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for the acquisition of intangible assets and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized, while acquired intangible assets with determinable lives will continue to be amortized. These assets will be subject to periodic impairment tests. The Company is required to record an impairment loss whenever the fair value of the underlying reporting unit does not support the goodwill value. This standard is effective for fiscal years beginning after December 15, 2001. The provisions of this statement pertaining to business combinations were adopted as required to account for the acquisition of Integra, a transaction consummated after June 30, 2001. As a result, goodwill arising from the acquisition is not being amortized. The remaining provisions of this statement were adopted on January 1, 2002. Management continues to assess the financial statement impact of the adoption of this statement, including the effect of the new method for impairment testing, which is required to be completed by the second quarter of 2002. Goodwill amortization expense will be reduced by approximately $28.0 million in 2002, including a $7.0 million reduction as a result of adopting this statement on

January 1, 2002, and a $21.0 million reduction resulting from the impairment of goodwill recognized in the fourth quarter of 2001.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 provides further guidance on the accounting for long-lived assets held for sale. This statement retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, future operating losses are no longer recognized as part of the loss on disposal on discontinued operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

COMMON STOCK

        As of March 31, 2002, the Company's common stock outstanding totaled approximately 223,504,400 consisting of 205,248,400 shares of Class A common stock and 18,256,000 shares of Class B common stock. The Class B shares are wholly-owned either directly or indirectly, by Verizon. These shares are convertible, under certain conditions, into 800,000,000 shares of Class A or Class C common stock resulting in a total of approximately 1,005,248,400 common shares outstanding.

        Under generally accepted accounting principles the Class B shares cannot be reflected on an as-converted basis until the conditions surrounding the share conversion have been met. External sources, such as the research reports written by major investment banks, typically reflect these Class B shares on an as-converted basis, utilizing the 1,005,248,400 shares as the basis for their calculations. However, some external sources, utilize only Class A, or Class A plus Class B, shares for the per share calculations. Investors relying on any external information sources should understand the share basis that was used for the calculations.

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

        As of December 31, 2001 and March 31, 2002, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. The carrying value of these short-term borrowings approximates fair value as of December 31, 2001 and March 31, 2002.

        As of December 31, 2001 and March 31, 2002, Genuity's debt included $2.3 billion of floating-rate debt, which was exposed to changes in interest rates. This exposure was linked to changes in LIBOR. An increase of one percentage point in LIBOR would increase annual pre-tax interest expense by $23 million.

        Genuity will be exposed to foreign currency risk in the future as the Company's international operations grow. To date, the foreign currency risk has not been material to Genuity's results of operations or financial position.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

        Genuity filed a current report on Form 8-K on February 7, 2002, reporting under Item 5, the issuance of a press release discussing the financial results for the quarter ended December 31, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENUITY INC.
	By:	/s/ DANIEL P. O'BRIEN Daniel P. O'Brien Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Dated: May 15, 2002

QuickLinks

TABLE OF CONTENTS
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, except Per Share Data)
GENUITY INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in Thousands, except Share Data)
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Dollars in Thousands)
GENUITY INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURE