Form 10-Q
period 2002-06-30
GENUITY INC
filed 2002-08-14
CIK 1110794

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Company had 11,403,576 shares of $0.01 par value Class A common stock outstanding and 1 share of $0.01 par value Class B common stock outstanding at August 9, 2002.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	$302,794	$285,387	$602,261	$566,981
Operating Expenses
Cost of sales	345,498	308,870	690,751	620,165
Selling, general and administrative	152,794	98,442	305,840	208,545
Depreciation and amortization	103,185	102,456	196,710	190,105
Special items	47,909	181,937	47,909	185,504

Total operating expenses	649,386	691,705	1,241,210	1,204,319

Operating Loss	(346,592)	(406,318)	(638,949)	(637,338)
Other Income (Expense)
Interest expense, net	(6,155)	(28,212)	(4,940)	(53,871)
Minority interest	—	1,611	—	3,111
Other, net	278	(375)	96	(1,332)

Loss Before Income Taxes	(352,469)	(433,294)	(643,793)	(689,430)
Income Taxes	1,104	1,181	2,130	2,553

Net Loss	$(353,573)	$(434,475)	$(645,923)	$(691,983)

Basic and Diluted Loss Per Common Share	$(36.80)	$(38.88)	$(67.23)	$(61.92)

Basic and Diluted Weighted-Average Common Shares Outstanding	9,608	11,175	9,608	11,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands, except Share Data)

	December 31, 2001	June 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$956,718	$611,244
Restricted cash	23,000	25,563
Receivables, less allowances of $24,408 and $28,831, respectively	291,476	238,670
Assets held for sale	—	45,814
Other current assets	55,378	54,268

Total current assets	1,326,572	975,559
Property, Plant and Equipment, Net	1,482,217	1,504,571
Goodwill, Net	90,122	101,060
Intangibles, Net	77,648	56,960
Other Assets	17,912	20,414

Total assets	$2,994,471	$2,658,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term obligations, including $2.3 billion of debt in default subsequent to June 30, 2002	$157,405	$2,464,203
Accounts payable	123,502	144,688
Accrued compensation and related liabilities	45,846	36,299
Accrued circuits	96,958	119,658
Accrued liabilities	243,460	247,873
Deferred revenue and advanced payments	22,204	155,750

Total current liabilities	689,375	3,168,471
Long-Term Obligations	2,349,183	170,119
Other Liabilities	60,832	117,809

Total liabilities	3,099,390	3,456,399

Minority Interest	3,111	—

Stockholders' Deficit:
Preferred stock—$0.01 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock—$0.01 par value; 80,000,000 shares authorized; 10,262,420 shares issued and outstanding	103	103
Class B common stock—$0.01 par value; 1,050,000 shares authorized; 912,800 shares issued and outstanding	9	9
Class C common stock—$0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	6,109,016	6,109,016
Accumulated other comprehensive loss	(2,416)	(238)
Accumulated deficit	(6,214,742)	(6,906,725)

Total stockholders' deficit	(108,030)	(797,835)

Total liabilities and stockholders' deficit	$2,994,471	$2,658,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(645,923)	$(691,983)
Adjustments to reconcile net loss to net cash used in operations:
Special charge, non-cash portion	5,430	118,614
Depreciation and amortization	196,710	190,105
Provision for bad debt	17,920	19,126
Changes in current assets and current liabilities:
Receivables	(3,223)	32,332
Other current assets	2,927	1,110
Deferred revenue and advanced payments	8,550	133,546
Other current liabilities	(93,361)	(5,376)
Other, net	5,940	(719)

Net cash used in operating activities	(505,030)	(203,245)
Cash Flows from Investing Activities:
Capital expenditures	(983,953)	(73,591)
Capitalized software	(46,133)	(13,792)
Increase in restricted cash	—	(2,563)

Net cash used in investing activities	(1,030,086)	(89,946)

Cash Flows from Financing Activities:
Repayment of debt	(335)	(97)
Principal payments under capital lease obligations	(12,558)	(52,186)
Proceeds from borrowings	750,000	—

Net cash provided by (used in) financing activities	737,107	(52,283)

Net decrease in cash and cash equivalents	(798,009)	(345,474)
Cash and cash equivalents, beginning of period	868,926	956,718

Cash and cash equivalents, end of period	$70,917	$611,244

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$7,676	$55,612

Income taxes	$785	$1,108

Non-cash investing and financing activities:
Assets recorded under capital lease obligations	$54,431	$180,305

Assets recorded under accruals	$33,957	$107,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(Dollars and Shares in Thousands)

	Class A Common		Class B Common
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Stock	Shares	Stock				Total
Balance, December 31, 2001	10,262	$103	913	$9	$6,109,016	$(2,416)	$(6,214,742)	$(108,030)
Net loss	—	—	—	—	—	—	(691,983)	(691,983)
Foreign currency translation adjustments	—	—	—	—	—	2,178	—	2,178

Balance, June 30, 2002	10,262	$103	913	$9	$6,109,016	$(238)	$(6,906,725)	$(797,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net Loss	$(353,573)	$(434,475)	$(645,923)	$(691,983)
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	283	2,199	(1,343)	2,178

Comprehensive Loss	$(353,290)	$(432,276)	$(647,266)	$(689,805)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Subsequent Events

Liquidity & Capital Resources

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        Aside from the Verizon Facility, the commercial arrangements between Verizon and Genuity have not been affected by Verizon's termination of the right to convert its Class B shares into a controlling interest in Genuity. The Company also announced on July 29, 2002 that Michael Masin, a vice chairman of Verizon Communications, has resigned from Genuity's board of directors. Verizon, as a Class B stockholder, has retained its right to a seat on the Genuity board of directors and may appoint a new director in the future. This right exists as long as any share of the Class B common stock is outstanding. As the holder of Class B common stock, Verizon maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

        On July 22, 2002, the Company provided notice to draw the remaining $850.0 million available under the existing $2.0 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Deutsche Bank is the only member of the consortium of banks that has failed to fulfill its obligation under the credit facility and the Company has undertaken legal action to require them to satisfy this obligation.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility who had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million.

        On August 13, 2002, we were granted an additional 30-day extension to the standstill agreement, which expired on August 12, 2002. In connection with this extension, Genuity will make a payment of $50 million to the members of the bank group which funded the $723 million. Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships.

        We have retained Lazard Freres & Co. as the Company's financial advisors to assist us in developing a restructuring plan to meet these significant challenges. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either or both of the facilities. In the event either Verizon or the banks accelerate the payment obligations under the respective facility, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults, and our business plan, under various possible scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs would not seem likely in view of the Company's situation and the difficulties in the telecommunications market in general. Further, in the current telecommunications market, establishment of a valuation of assets for a company is very difficult, and in general it is to be expected that there could be periodic impairment charges incurred in the future with respect to the Company's assets.

        The Company has reflected the $2.3 billion of borrowings outstanding under the Bank Facility and Verizon Facility as short-term obligations in the accompanying condensed consolidated balance sheets as of June 30, 2002, as the Company is currently in default of the underlying agreements. Unamortized debt issuance cost of $10.2 million as of June 30, 2002 would be subject to accelerated amortization or immediate expense depending on the outcome of the Company's restructuring plan.

        On July 25, 2002, Moody's Investor Services and Standard & Poor's Rating Services announced a reduction of our credit rating from Ba1 to Ca and from BB to CCC-, respectively, as a result of Verizon's decision to cancel its option to reintegrate Genuity and the subsequent default under the Company's credit facilities. This reduction will result in an increase in the facility fee for our Bank Facility from 25 to 50 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 160 to 385 basis points per annum payable quarterly in arrears. Based on these fee increases and the current amounts outstanding under the Bank Facility, the Verizon Facility and the private placement bonds, annual interest expense for these obligations will be approximately $160.9 million.

        We expect that our stock may be delisted from the Nasdaq National Market's quotation system in the near future, which may limit the liquidity of an investment in the Company's shares.

Integra

        Genuity has a 93% ownership interest in Integra S.A. The operations of this entity are funded through borrowings made by Genuity. Based on the events, which have occurred subsequent to June 30, 2002, the Company has been assessing all of its future funding requirements. On August 10, 2002, Genuity's Board of Directors approved management's recommendation to no longer provide funding to Integra S.A, which could cause Integra to become insolvent and seek the protection afforded debtors under the bankruptcy laws. The estimated loss associated with the write-off of our investment in Integra is $80.0 million, which will be recorded in the third quarter of 2002.

Valuation of Assets

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is measured based on the difference between the carrying amount and fair value of the asset. Under SFAS No. 142, "Goodwill and Intangibles Assets," the Company is required to record an impairment loss on goodwill whenever the fair value of the underlying reporting unit does not support the carrying value of goodwill. The estimate of future cash flows associated with the Company's underlying business segments is an integral part of the impairment assessment within these two accounting standards. The events that have occurred subsequent to June 30, 2002 represent indicators of potential impairment associated with goodwill, intangibles and property, plant and equipment. As of June 30, 2002, goodwill, intangibles and property, plant and equipment totaled $101.1 million, $57.0 million and $1.5 billion, respectively. As a result of these events, the Company may incur material impairment charges associated with these assets. Such impairment charges would be recorded during the quarter ended September 30, 2002 or at the time that the impairment can be measured.

Stock Options

        On July 2, 2002, the Company issued 1,897,000 stock options to employees and directors who participated in the stock option exchange program and agreed to the terms set forth in the stock option exchange agreement. The voluntary program gave employees and directors the opportunity to exchange options they were issued from Genuity's Initial Public Offering in June 2000 through May 31, 2001, and certain other options issued after June 3, 2001, for an equal number of replacement options. The exercise price for the new options is $2.39, which is the average of the high and low prices of Genuity's Class A common stock on the Nasdaq National Market on July 2, 2002. The new employee options began vesting on the re-grant date and continue to vest monthly in equal increments over the remaining vesting period of the cancelled options.

2.    General

Organization

        Prior to its initial public offering, Genuity Inc. ("Genuity" or the "Company"), a Delaware corporation, was a wholly-owned subsidiary of GTE Corporation ("GTE"), now part of Verizon Communications Inc. ("Verizon"). On June 22, 2000, Genuity completed a recapitalization. As part of the recapitalization, Genuity converted 26 shares of common stock issued and outstanding to 912,800 shares of Class B common stock.

        Genuity completed its initial public offering of its Class A common stock on June 30, 2000. Genuity sold 8,695,650 shares of Class A common stock, which trade on the Nasdaq National Market under the symbol "GENU".

Basis of Presentation

        The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and it has working capital and stockholders' deficits as of June 30, 2002. The Company's default on its credit facilities as outlined in Note 1 and potential need to seek protection under the bankruptcy laws raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and special items described in Note 3), considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Revenue Recognition

        Revenue is generally recognized when services are rendered or products are delivered to customers. We recognize revenues when persuasive evidence of an arrangement between the customer and us exists, service has been provided to the customer, the price to the customer is fixed and determinable and collectibility of the sales price is reasonably assured. Billings made or payments received in advance of providing services are deferred along with the associated costs until the period these services are provided and recognized over the shorter of the remaining contract term or estimated customer relationship. Deferred revenue and advanced payments totaled $22.2 million and $155.8 million as of December 31, 2001 and June 30, 2002, respectively.

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

International

        International revenues include all international revenues for access, web hosting and value-added services, and transport. These revenues are recognized on a basis consistent with domestic services. The international contracts typically range from one to two years, although longer term contracts are available for certain services.

Cash and Cash Equivalents

        Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Assets Held for Sale

        Assets that are actively being marketed for sale are separately reflected as held for sale in the accompanying condensed consolidated balance sheets. In the second quarter of 2002, the Company engaged an outside party to market for sale certain equipment identified as excess as a result of management's decision to reduce capital expenditures. Management expects to sell the excess equipment as soon as practicable.

Property, Plant and Equipment (See Note 1 for significant subsequent events)

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful life using the straight-line method. Useful lives used in computing depreciation are as follows: buildings—10 to 30 years, communications network—fiber optic cable—20 to 25 years, communications network—data processing equipment and machinery which include labor and other direct costs—3 to 10 years and furniture and fixtures—5 to 7 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. In connection with the impairment charges recorded in the fourth quarter of 2001 and in the second quarter of 2002, the Company reviewed the useful lives used in computing depreciation for property, plant and equipment and determined that the lives were still appropriate.

        When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the condensed consolidated balance sheet and any gain or loss on the transaction is included as a component of operating expenses in the accompanying condensed consolidated statements of operations.

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

        The Company has entered into several long-term network agreements for the provision of managed modems. Costs associated with contracts that qualify for capital lease treatment in accordance with SFAS No. 13, "Accounting for Leases," are capitalized and depreciated over the shorter of the underlying assets' useful life or lease term. Costs are capitalized within work in progress during the construction phase and classified as communications network-data processing equipment and machinery when the assets have been placed into service. Depreciation for these assets ranges from 3 to 5 years.

Goodwill, Net (See Note 1 for significant subsequent events)

        Goodwill pertains to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997 and the acquisition of Integra acquired in September 2001. The Company determined that the goodwill associated with the BBN Corporation acquisition was impaired as of December 31, 2001 and was written down to fair value.

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002, and as a result, goodwill is no longer being amortized. The Company completed the first step of the transitional goodwill impairment test, which is required to be performed as of the date of adoption of the statement. Goodwill has been allocated to two operating segments, International Hosting and Hosting. As part of the impairment analysis, the Company compared the estimated fair values of these two segments with their carrying values as of January 1, 2002. The estimated fair values exceeded the carrying values for the two segments indicating that there was no impairment. Future tests of impairment will be performed at least annually and more often if events or circumstances warrant.

Intangibles, Net (See Note 1 for significant subsequent events)

        Intangible assets pertain to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997, the acquisition of Integra acquired in September 2001 and internal use software. The Company determined that the intangibles associated with the BBN Corporation acquisition were impaired as of December 31, 2001 and were written down to fair value.

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002, and as a result, in-place workforce was reclassified to goodwill, as the intangible asset does not meet the recognition criteria. Intangible assets include customer lists, trademarks, and developed technology in connection with the acquisitions, and internal use software. Customer lists, trademarks and developed technology are amortized on a straight-line basis over 2 to 10 years. Internal use software is amortized on a straight-line basis over 3 to 5 years. Software maintenance costs are expensed as incurred.

Valuation of Assets (See Note 1 for significant subsequent events)

        The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Prior to January 1, 2002, impairment determinations were based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, when indicators of impairment are present a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. An impairment loss would be measured based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill had been recorded in connection with impaired assets, the carrying amount of the goodwill was first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement retains the requirements of SFAS No. 121 to recognize an impairment loss when indicators of impairment are present only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company also adopted SFAS No. 142 on January 1, 2002. Pursuant to this statement, the Company is required to record an impairment loss on goodwill whenever the fair value of the underlying reporting unit does not support the carrying value of goodwill. Genuity's policy is to record asset impairment losses as well as net gains or losses on sales of assets as a component of operating expenses.

        Impairment losses of approximately $5.4 million and $122.8 million for the three months ended June 30, 2001 and 2002, respectively, and $5.4 million and $122.9 million for the six months ended June 30, 2001 and 2002 are included in special items in the accompanying consolidated statements of operations. (See Note 3 for further discussion.)

Debt Issuance Costs (See Note 1 for significant subsequent events)

        Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings. The unamortized debt issuance costs totaled $11.8 million and $10.2 million as of December 31, 2001 and June 30, 2002, respectively. These costs are included in other assets in the accompanying condensed consolidated balance sheets.

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

AOL Time Warner

        Revenues from AOL Time Warner, Inc. ("AOLTW"), the parent company of America Online, in relation to Genuity's total revenues are significant. Revenues from AOLTW represented $200.7 million, or 33%, and $183.5 million, or 32%, of Genuity's total revenues for the six months ended June 30, 2001 and 2002, respectively. The average accounts receivable balance related to amounts owed to Genuity by AOLTW represented $77.6 million, or 21%, and $67.9 million, or 25%, of Genuity's ending gross accounts receivable balance at June 30, 2001 and 2002, respectively. (See Note 13 for further discussion.)

Verizon

        Revenues from Verizon were $94.0 million, or 16%, and $170.7 million, or 30%, of Genuity's total revenues for the six months ended June 30, 2001 and 2002, respectively. The average accounts receivable balance related to amounts owed to Genuity by Verizon represented $68.8 million, or 18%, and $104.8 million, or 39%, of Genuity's ending gross accounts receivable balance at June 30, 2001 and 2002, respectively. (See Note 14 for further discussion.)

Loss per Share

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

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under

EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections". This Statement rescinds FASB Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" by restricting the reporting of extinguishments of debt as extraordinary items in the income statement to limited circumstances. This Statement amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.

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

Reclassifications

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. Such reclassifications have no effect on previously reported net loss or stockholders' deficit.

3.    Special Items

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiatives and other costs related to facilities that will be exited. The $181.9 million charge for the quarter ended June 30, 2002 includes the following (in millions):

Reduction in Force		$20.3
Facilities Exit Costs		38.8
Loss on Disposition of International Entities		11.1
Asset Impairment
Facility Related	49.5
Fiber Optic Cable	58.1

Total		107.6
Loss on Fixed Asset Sales		4.1

Total Special Items		$181.9

        On May 2, 2002, the Company announced an additional headcount reduction. Genuity reduced its headcount by an additional 932 full-time equivalent employees during the second quarter. Severance and associated termination benefits included in the restructuring charge for the quarter ended June 30, 2002 were approximately $20.3 million. The Company identified 23 additional facilities, which would be exited including POP facilities, sales sites and administrative buildings. The majority of the facilities will be vacated by the end of the third quarter of 2002. Facility and related costs of approximately $38.8 million in the restructuring charge include lease termination costs and future lease commitments, net of estimated recoveries from subleasing.

        The leasehold improvements associated with the facilities being exited were evaluated for impairment. This evaluation indicated that the fair value of the leasehold improvements was zero and as a result, the Company recorded an impairment loss of approximately $49.5 million. During the second quarter of 2002, the Company identified certain international businesses, which would be exited including entities in Italy, Spain and Norway. The Company recorded a loss of approximately $11.1 million reflecting the estimated loss on disposal of these international entities, which is included in special items in the accompanying condensed consolidated statements of operations. The Company recognized a $58.1 million impairment loss associated with certain indefeasible rights of use for fiber optic cable to write the assets down to a fair value of zero due to the insolvency of the fiber optic cable providers and the Company's plan to discontinue use of the fiber.

        Prior to the second quarter of 2002, the Company initiated the following restructuring plans:

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

        In the fourth quarter of 2001, the Company announced several cost saving initiatives. These included the decision to de-emphasize and later exit the wholesale dial-up access business, with the exception of our two largest customers, AOL and Verizon, and an expected reduction in the future capital expenditure program. In addition, on November 1, 2001 the Company announced a company-wide restructuring and cost savings plan. This included a reduction in the U.S.-based full-time equivalent employees by 1,098, or 21%. The 1,098 full-time equivalent employees included 979 full-time employees and 119 contractor positions. Of the 1,098 full-time equivalent employees assumed in the plan, 922 were terminated in the fourth quarter of 2001 and the remaining 176, related to our international operations, received a termination notification in the fourth quarter of 2001 and ceased employment in the first quarter of 2002. Severance and associated termination benefits for the 979 employees included in the restructuring charge in 2001 were approximately $21.7 million.

        The Company has vacated 57 of the 58 locations identified by the Company in 2001 as sites, which would be exited. These sites included a data center, several POP facilities, sales sites and administrative buildings. The Company estimates that the remaining location will be vacated by the end of the third quarter of 2002. The lease termination dates on the underlying sites extend through 2030. Management is negotiating early buyouts on these lease facilities, where possible, or entering into sublease agreements in lieu of paying termination costs. Facility and equipment related costs of approximately $62.7 million in the 2001 restructuring charges include lease termination costs and future lease commitments, net of estimated recoveries from subleasing. The Company also recorded a $3.0 million adjustment in the fourth quarter of 2001 to reduce the estimated lease termination costs recorded in the second quarter of 2001.

        The remaining costs within the 2001 restructuring charges of $54.0 million represent various contract termination costs including the expected termination costs associated with the Company's decision to exit the wholesale dial-up access business.

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

        As a result of these restructuring actions taken in 2001 and the first six months of 2002, the Company has recorded a cumulative restructuring charge, which is included in special items in 2001 and 2002, totaling $218.9 million associated with the reduction in force and the reduced capital expenditure program. As of June 30, 2002, approximately $88.2 million has been paid, including approximately $39.5 million related to employee severance and associated benefits. In addition, the restructuring liability was reduced by approximately $3.0 million representing an adjustment to the estimated lease termination costs. The remaining accrual associated with the restructuring charge was approximately $127.7 million as of June 30, 2002.

        The activity for the second quarter of 2002 associated with the restructuring charge was as follows (in thousands):

Balance as of March 31, 2002	$85,099
Second quarter 2002 charge	59,050
Cash paid during the quarter	(16,475)

Balance as of June 30, 2002	$127,674

        As of June 30, 2002, the long-term portion of the accrued restructuring liability is included in other liabilities and the short-term portion is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

4.    Property, Plant and Equipment, Net (See Note 1 for discussion of significant subsequent events)

        Property, plant and equipment, net, was comprised of the following (in thousands):

	December 31, 2001	June 30, 2002
Land	$10,020	$10,020
Buildings	108,472	108,293
Communications network — fiber-optic cable	239,626	256,399
Communications network — data processing equipment and machinery	812,509	1,152,022
Furniture and fixtures	42,126	49,268
Leasehold improvements	261,471	330,603
Work in progress	282,956	34,622

Subtotal	1,757,180	1,941,227
Accumulated depreciation	(274,963)	(436,656)

Total	$1,482,217	$1,504,571

        Depreciation expense was $87.2 million and $90.6 million for the three months ended June 30, 2001 and 2002, respectively, and $165.5 million and $166.0 million for the six months ended June 30, 2001 and 2002, respectively.

        The leasehold improvements associated with the facilities being exited were evaluated for impairment. This evaluation indicated that the fair value of the leasehold improvements was zero and as a result, the Company recorded an impairment loss of approximately $49.5 million. During the second quarter of 2002, the Company identified certain international businesses, which would be exited including entities in Italy, Spain and Norway. The Company recorded a loss of approximately $11.1 million reflecting the estimated loss on disposal of these international entities, which is included in special items in the accompanying condensed consolidated statements of operations. The Company recognized a $58.1 million impairment loss associated with certain indefeasible rights of use for fiber optic cable to write the assets down to a fair value of zero due to the insolvency of the fiber optic cable providers and the Company's plan to discontinue use of the fiber. These impairment losses are included in special items in the accompanying condensed consolidated statements of operations.

5.    Goodwill, Net (See Note 1 for discussion of significant subsequent events)

        Goodwill, net, was comprised of the following by reportable segment (in thousands):

	Hosting	International	Total
Balance as of December 31, 2001	$41,413	$48,709	$90,122
Additions	—	11,747	11,747
Deductions	—	(809)	(809)

Balance as of June 30, 2002	$41,413	$59,647	$101,060

        The additions to goodwill relate primarily to a reclassification from acquired intangibles to goodwill resulting from the final valuation study completed for the acquisition of Integra. The goodwill deduction represents an estimated loss on the disposition of certain international operations, which is included in special items in the accompanying condensed consolidated statements of operations.

        The Company ceased the amortization of goodwill upon the adoption of SFAS No. 142 on January 1, 2002. Amortization expense will be approximately $28 million lower in 2002 compared to 2001, including a $7 million reduction as a result of adopting this statement on January 1, 2002 and a $21 million reduction resulting from the impairment of goodwill recognized in the fourth quarter of 2001.

        The following table compares the first six months of 2001 and 2002, assuming that SFAS No. 142 was applied in the first six months of 2001 and goodwill was not amortized in that period (in thousands, except per share data):

	For the six months ended June 30,
	2001	2002
Reported Net Loss	$(645,923)	$(691,983)
Goodwill Amortization	14,132	—

Adjusted Net Loss	$(631,791)	$(691,983)

Basic and Diluted Earnings (Loss) Per Common Share
Reported Net Loss Per Share	$(67.23)	$(61.92)
Goodwill Amortization Per Share	1.47	—

Adjusted Net Loss Per Share	$(65.76)	$(61.92)

6.    Intangibles, Net (See Note 1 for discussion of significant subsequent events)

        Intangibles, net, was comprised of the following (in thousands):

	December 31, 2001			June 30, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible Assets with Useful Lives
Customer lists	$4,000	$(2,333)	$1,667	$10,937	$(6,448)	$4,489
Trademarks	4,000	(2,332)	1,668	9,015	(5,414)	3,601
Developed technology	19,000	(19,000)	—	24,416	(22,435)	1,981
Other intangibles	21,282	(856)	20,426	—	—	—
Internal use software	93,832	(39,945)	53,887	105,991	(60,166)	45,825

Total	$142,114	$(64,466)	$77,648	$150,359	$(94,463)	$55,896
Intangible Assets with Indefinite Lives
Developed Technology	—	—	—	$1,064	—	$1,064

Total	$142,114	$(64,466)	$77,648	$151,423	$(94,463)	$56,960

        Amortization expense for intangibles was $8.9 million and $11.9 million for the three months ended June 30, 2001 and 2002, respectively, and $17.1 million and $24.1 million for the six months ended June 30, 2001 and 2002, respectively. Based on the assets as of June 30, 2002, future estimated amortization expense for intangibles is approximately $21.9 million for the last six months of 2002 and $18.4 million, $6.7 million, $4.3 million and $3.2 million in 2003, 2004, 2005 and 2006, respectively.

        Other intangibles as of December 31, 2001 represented the Company's preliminary estimate of identifiable intangible assets acquired as part of the Integra acquisition. The final valuation study was completed in June 2002, and the following intangibles were identified:

Intangible Asset	Cost (in thousands)	Weighted Average Useful Life (in years)
Customer Lists	$4,544	7
Trademarks	3,285	5
Developed Technology	4,482	7

Total	$12,311	7

        Developed Technology includes approximately $1.1 million that is not subject to amortization and approximately $0.7 million related to research and development that was written off in the second quarter of 2002. The $0.7 million was recorded as intangible amortization and is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

7.    Short-Term and Long-Term Obligations (See Note 1 for discussion of significant subsequent events)

        Short-term and long-term obligations were as follows (in thousands):

	December 31, 2001	June 30, 2002
Current portion of capital leases	$149,433	$156,616
6% convertible subordinated debentures	7,634	7,537
Other short-term debt	338	50
Private placement bonds (in default)	—	1,150,000
Verizon borrowings (in default)	—	1,150,000

Total short-term obligations	$157,405	$2,464,203

Capital leases	$49,183	$170,119
Private placement bonds	1,150,000	—
Verizon borrowings	1,150,000	—

Total long-term obligations	$2,349,183	$170,119

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

        As of June 30, 2002, Genuity had purchased and retired debentures with a face value of $77.2 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at June 30, 2002 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a $2 billion credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of

Verizon. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest expense on the credit facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of June 30, 2002, borrowings under the Verizon Facility totaled $1.15 billion.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks (the "Bank Facility"). On September 24, 2001, this facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. As of June 30, 2002, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's ("S&P"), was 25 basis points and is payable quarterly in arrears. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%.

        Additionally, the Verizon and Bank facilities require that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company under these facilities will be callable in the event that this condition does not exist. (See Note 1 for discussion of significant subsequent events.)

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

        On April 15, 2002, Moody's Investor Services announced a reduction of our credit rating from Baa2 to Ba1. These reductions resulted in an increase in the facility fee for our Bank Facility from 20 to 25 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 115 to 160 basis points per annum payable quarterly in arrears. Although these fees are tied to our credit rating, they are subject to maximum and minimum limitations. The fee limitations under the Bank Facility are as follows:

	Minimum	Maximum
Facility Fee	8 basis points	50 basis points
Letter of Credit Fee	82 basis points	385 basis points

        Credit rating reductions will not restrict the Company's ability to draw additional funds or trigger repayment under the Verizon Facility or the Bank Facility. The maximum total increase for fees tied to our credit rating that the Company could be subject to is 250 basis points over the fees charged as of June 30, 2002.

        Credit advances bear interest at a rate equal to either (1) for base rate advances, the higher of the prime rate announced by Chase Manhattan Bank or 50 basis points per annum above the federal funds rates or (2) for LIBOR advances, LIBOR plus a percentage determined based on our credit rating. The interest on any credit advances will be payable in quarterly installments.

        On May 8, 2002, the Company entered into a standby letter of credit agreement with a related party based on prevailing market rates. The Company is required to pledge cash as collateral for any amounts outstanding. As of June 30, 2002, the amount outstanding under this letter of credit was $2.6 million.

8.    Stockholders' Deficit (See Note 1 for discussion of significant subsequent events)

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

        On May 16, 2002, the board of directors and shareholders approved a 20-to-1 reverse stock split of the Company's common stock. The shares began trading at the split adjusted stock price on NASDAQ and the Nouveau Marché on May 30, 2002. Accordingly, the presentation of shares outstanding and amounts per share have been restated for all periods presented to reflect the split.

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

        Conversion.    The Class A common stock has no conversion rights. Each share of Class C common stock is convertible by the holder at any time into one share of Class A common stock. Each share of Class C common stock will automatically convert into one share of Class A common stock if at any time the aggregate number of outstanding shares of Class C common stock, together with shares of Class C common stock issuable upon conversion of Class B common stock, constitutes less than 10% of Genuity's outstanding common stock. The shares of Class B common stock are convertible by the holder into shares of Class A or Class C common stock under the following two methods:

  •
  the total outstanding shares of Class B common stock are convertible into a number of shares of Class A common stock that, when aggregated with all shares of Class A common stock previously issued upon conversion of Class B common stock would represent 10% of the outstanding Class A common stock at the time of conversion.

  •
  each share of Class B common stock is convertible into approximately 43 shares of Class A or Class C common stock subject to the terms of the applicable laws governing the holder of any Class B common stock, including with respect to Verizon, compliance with the terms of the FCC Order.

        Under the terms of the FCC order:

  •
  if Verizon eliminates the applicable restrictions of Section 271 of the Telecommunications Act of 1996 (the "Section 271 restrictions") as to 100% of the former Bell Atlantic in-region lines, Verizon could convert each Class B common stock into approximately 43 shares of Class A common stock or Class C common stock, subject to the terms of the FCC Order;

  •
  if Verizon eliminates the applicable Section 271 restrictions as to 95% of the former Bell Atlantic in-region lines, Verizon may under certain circumstances require Genuity to reconfigure its operations in one or more former Bell Atlantic in-region states where Verizon has not eliminated those restrictions in order to bring those operations into compliance with Section 271 restrictions;

  •
  if Verizon eliminates the applicable Section 271 restrictions as to 50% of the former Bell Atlantic in-region lines and, under circumstances described in the recapitalization agreement, it first offers its shares to Genuity, it could transfer its shares of Class B common stock to one or more third parties that would then be able to convert each Class B common stock into an aggregate of approximately 43 shares of Class A common stock.

        Under the terms of the FCC Order, if Verizon has not eliminated the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region lines on or before June 30, 2005, which may be extended under certain circumstances, Verizon's ability to convert each Class B common stock into approximately 43 shares of Class A common stock or Class C common stock will expire. If Verizon has satisfied the applicable Section 271 restrictions as to 100% of the former Bell Atlantic in-region lines on or before that date, or any extension, its ability to convert each Class B common stock into approximately 43 shares of Class A common stock or Class C common stock will not expire. The Class B common stock transferred to a third party will not be subject to this expiration limitation.

        As of June 24, 2002, Verizon has eliminated regulatory restrictions in 8 of 14 jurisdictions covered in the FCC Order representing 75% of the former Bell Atlantic in-region access lines.

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

        Rights of the Class B Common Stock.    The holders of Class B common stock, voting separately as a class, are entitled to elect one director to Genuity's board of directors. This right exists as long as there are shares of Class B common stock outstanding. The Class B common stock also maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

9.    Loss Per Share

        The weighted-average common shares outstanding for both basic and diluted loss per share were approximately 9,608,000 shares for the three and six month periods ending June 30, 2001 and 11,175,000 shares for the three and six month periods ending June 30, 2002.

        Potential common shares excluded in the computation of weighted-average diluted shares outstanding were approximately 3,866,000 for the three and six months ended June 30, 2001 and 1,648,000 for the three and six months ended June 30, 2002, as their inclusion would have an anti-dilutive effect.

10.  Segment Reporting

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

        Hosting and Value-Added Services.    Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as the infrastructure to communicate with suppliers, customers and employees, as well as to deliver interactive content and conduct online commerce. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 6 data centers in the United States. Through the Web hosting operation center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

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

        International.    International revenues include all international revenues for Access, Hosting and Value-Added Services, and Transport. Genuity operates 10 data centers outside of the United States: one in Amsterdam—Netherlands and as a result of the acquisition of Integra in Reading—England, Paris—France, Frankfurt—Germany, Milan—Italy, Stockholm—Sweden, Madrid—Spain, Oslo—Norway, Copenhagen—Denmark and Munich—Germany. As part of the restructuring activities initiated in the second quarter of 2002, data centers located in Madrid—Spain and Milan—Italy will be closed in the third quarter of 2002.

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

        Revenues received from AOLTW are part of the Access and International segments. Revenues received from Verizon are part of the Access and Transport segments. Revenues for AOLTW, including Docomo-AOL, in relation to Genuity's total revenues were $200.7 million, or 33%, and $183.5 million, or 32%, for the six months ended June 30, 2001 and 2002, respectively. Revenues from Verizon in relation to Genuity's total revenues were $94.0 million, or 16%, and $170.7 million, or 30%, for the six months ended June 30, 2001 and June 30, 2002, respectively.

        Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. The accounting policies of the segments are the same as those described in Note 2.

        Financial information for Genuity's segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues
Access	$224,696	$218,488	$442,800	$435,465
Hosting and Value-Added Services	37,447	25,012	76,130	50,788
Transport	26,599	20,003	52,261	36,320
International	14,052	21,884	31,070	44,408

Total revenues	302,794	285,387	602,261	566,981
Operating Expenses
Cost of sales	345,498	308,870	690,751	620,165
Selling, general and administrative	152,794	98,442	305,840	208,545
Depreciation and amortization	103,185	102,456	196,710	190,105
Special items	47,909	181,937	47,909	185,504

Total operating expenses	649,386	691,705	1,241,210	1,204,319

Operating Loss	(346,592)	(406,318)	(638,949)	(637,338)
Other Income (Expense)
Interest expense, net	(6,155)	(28,212)	(4,940)	(53,871)
Minority interest	—	1,611	—	3,111
Other, net	278	(375)	96	(1,332)

Loss Before Income Taxes	$(352,469)	$(433,294)	$(643,793)	$(689,430)

Capital Expenditures (1)
Access	$31,796	$23,928	$284,169	$71,380
Hosting and Value-Added Services	29,622	10,419	63,879	16,204
GNI/Transport	254,258	19,031	556,211	29,648
International	15,065	5,687	16,494	13,032
Other	56,719	1,198	121,891	9,305

Total	$387,460	$60,263	$1,042,644	$139,569

Depreciation and Amortization
Access	$23,711	$42,440	$44,329	$70,373
Hosting and Value-Added Services	12,098	16,553	24,016	33,244
GNI/Transport	47,596	22,220	90,926	44,681
International	3,462	7,812	6,556	15,382
Other	16,318	13,431	30,883	26,425

Total	$103,185	$102,456	$196,710	$190,105

(1)
Represents cash payments for capital expenditures, capitalized software and capital lease obligations.

	December 31, 2001	June 30, 2002
Property, Plant and Equipment, Net
Access	$360,650	$582,992
Hosting and Value-Added Services	241,587	230,334
GNI/Transport	475,780	379,535
International	140,283	112,201
Other	263,917	199,509

Total	$1,482,217	$1,504,571

11.  Commitments and Contingencies

Leases

        Genuity leases office space, data centers, points of presence, network equipment and managed modems under long-term capital and operating leases. Many of these leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $22.7 million and $13.8 million for the three months ended June 30, 2001 and 2002, respectively, and was $47.0 million and $30.6 million for the six months ended June 30, 2001 and 2002, respectively. Rent expense attributable to our fiber optic network, including points of presence and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

        As of June 30, 2002, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases
2002	$101,700	$19,100
2003	237,400	31,100
2004	16,100	28,200
2005	7,700	25,600
2006	8,000	24,300
Thereafter	39,100	67,600

Total minimum lease payments	410,000	$195,900

Amount representing interest	(83,300)

Present value of minimum lease payments	$326,700

        The table above includes commitments related to future minimum lease payments for operating leases. The Company has also accrued future lease costs as part of the restructuring charges recorded in the second and fourth quarter of 2001 and the second quarter of 2002 associated with operating leases on facilities, which either have been vacated or will be exited. These future lease costs are not included in the operating lease amounts in the table above as the costs have been accrued on the accompanying condensed consolidated balance sheets. As of June 30, 2002, the remaining balance associated with these accrued future lease costs totaled $70.7 million. Of this amount, $21.2 million is included in accrued liabilities and $49.5 million is included in other liabilities in the accompanying condensed consolidated balance sheets.

        Consistent with the terms of the FCC Order, GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

        Genuity has entered into several agreements for indefeasible rights of use ("IRUs") for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs over the contract terms. As of June 30, 2002, annual operating and maintenance expense was approximately $5.3 million, which will be adjusted for inflation increases over the contract terms. As of June 30, 2002, the future minimum commitments under these agreements, excluding future operating and maintenance costs, were as follows (in thousands):

2002	$1,000

Total future minimum commitments	$1,000

        Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of June 30, 2002, the outstanding commitments under the agreements were as follows (in thousands):

2002	$7,000

Total future minimum commitments	$7,000

        Genuity has entered into non-cancelable long-term purchase commitments for circuits with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of June 30, 2002, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

2002	$123,000
2003	271,000
2004	155,000
2005	85,000
2006	85,000
Thereafter	33,000

Total future minimum commitments	$752,000

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

        Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of June 30, 2002, the future minimum commitments under these agreements were as follows (in thousands):

	Accrued Liabilities Plus Interest	Future Commitments	Total
2002	$110,000	$7,000	$117,000
2003	262,000	64,000	326,000
2004	31,000	132,000	163,000
2005	—	44,000	44,000
2006	—	63,000	63,000

Total future minimum commitments	$403,000	$310,000	$713,000

        The accrued liabilities plus interest amounts reflected in the table above include future estimated interest payments and amounts that are accrued in the accompanying condensed consolidated balance sheets as capital lease obligations, accounts payable or other liabilities.

Contingencies

        The Company is subject to claims arising in the ordinary course of business. In the opinion of management, these claims are not expected to have a material effect on operations.

12.  Related Party Transactions (See Note 1 for discussion of significant subsequent events)

        On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility, as amended and restated with a consortium of 9 banks (See Note 7 for further discussion). One of these banks is also a major stockholder of the Company. The terms of the bank facility were entered into based on prevailing market rates. On September 27, 2001, a $1.15 billion letter of credit was issued to guarantee a private placement bond issuance.

        On May 8, 2002, the Company entered into a standby letter of credit agreement with a related party based on prevailing market rates. The Company will be required to pledge cash as collateral for any amount outstanding. As of June 30, 2002, the amount outstanding under this letter of credit was $2.6 million.

13.  Transactions with America Online

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

        Under the amended agreement, AOL may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. The Company does not anticipate that AOL will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million of which $29.0 million was recorded through June 30, 2002.

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

        Pursuant to the amended agreement and subject to certain limitations as specified in the amended agreement, AOL is also committed to order other services from the Company, excluding dial-up access services and broadband backhaul services for DSL, in an aggregate amount equal to or greater than $39.0 million through December 31, 2005. This commitment includes a minimum annual order value of $10.0 million in 2002, 2003 and 2004 and $9.0 million in 2005. The $39.0 million commitment requires AOL to make minimum biannual payments in accordance with a defined payment schedule, subject to certain conditions and potential reductions as described in the amended agreement, including minimum biannual payments of $10.0 million for the six-month period ending December 31, 2002, $5.0 million for each of the six-month periods ending June 30, 2003, December 31, 2003, June 30, 2004 and December 31, 2004 and $4.5 million for the six-month periods ending June 30, 2005 and December 31, 2005. No amounts have been paid by AOL through June 30, 2002.

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

        Additionally, the Company entered into a separate marketing agreement with AOL Time Warner, Inc. ("AOLTW"), the parent company of America Online, effective January 4, 2002. Under this agreement, the Company has committed to pay AOLTW $40.5 million through December 31, 2003 for various marketing media inventory, including advertising in print and online. The Company is committed to purchase a minimum of $8.0 million in advertising in each consecutive six-month period over the contract term, but within each year the Company must purchase and use at least $20.3 million in advertising. Advertising is expensed as incurred. As of June 30, 2002, the Company has incurred $10.4 million of advertising costs under this agreement.

14.  Transactions with Verizon (See Note 1 for discussion of significant subsequent events)

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

        Under the Purchase, Resale and Marketing agreement, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. Effective April 30, 2002, the Company amended this agreement with Verizon. Verizon made a $100 million prepayment in the second quarter of 2002 pursuant to this agreement. Prepayments are reflected in deferred revenue and advanced payments in the accompanying condensed consolidated balance sheets. As a result of this prepayment, the total purchase commitment was reduced from $500 million to $491 million based on an estimate of the time value of money associated with the prepayment and the minimum purchase commitment of

$200 million by June 22, 2003 was eliminated. The Company will recognize revenue associated with this prepayment as the underlying services are provided to Verizon. As of June 30, 2002, $8.0 million of the $100 million prepayment has been recognized as revenue. Since inception, Verizon has purchased approximately $149.1 million of services under this agreement through June 30, 2002, including $8.0 million of the $100 million prepayment.

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

        On March 5, 2001, as amended on September 28, 2001, the Company entered into a $2 billion credit facility with Verizon Investments Inc., (the "Verizon Facility") a wholly-owned subsidiary of Verizon. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. Interest expense on the credit facility is based on LIBOR plus 200 basis points when the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points. As of June 30, 2002, borrowings under the Verizon Facility totaled $1.15 billion.

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

        In February 2002, the Company entered into a ISDN/PRI Services Agreement with Verizon, which re-prices existing ISDN/PRI local telecommunications services in certain states at rates which are lower than the rates we were previously paying Verizon for these services. Under this agreement, we are committed to purchase certain minimum amounts of ISDN/PRI services in certain Verizon states. The state-by-state purchase commitments continue over a period of three years, or less if all of the ISDN/

PRI services are converted to Verizon CyberPOP services. All new ISDN/PRI services purchased by us under this Agreement have a minimum service term of three years. Amounts charged by Verizon are subject to tariff approvals from individual states.

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

        On May 1, 2002, the Company amended its Master Agreement with Verizon in which Genuity provides Wholesale DSL ISP services to Verizon. The amendment, which is effective on or about August 5, 2002, modifies the rates paid by Verizon for both consumer and non-consumer DSL services. In addition, the amendment extends the term of the original Master Agreement to March 31, 2003 with an additional extension possible to March 31, 2005, subject to agreement by the parties on rates and other terms and conditions.

        On May 1, 2002, Genuity and Verizon finalized a "Preferred Provider" agreement where Genuity will be Verizon's preferred provider of IP backbone services and Verizon will be Genuity's preferred provider of associated access services within Verizon's franchise territories. As part of this agreement, as it relates to the provision of digital subscriber line (DSL) service, effective July 2002, Genuity will transition its current responsibilities for end-user local loop management to Verizon, with Genuity continuing to deliver IP backbone services to Verizon. Under this agreement, Verizon will be responsible for coordinating all aspects associated with installing new DSL customers, including the acquisition of the local loop and CPE, a function previously performed by Genuity. As a result of this new contractual relationship, effective July 1, 2002, Genuity will no longer record the revenues related to the provisioning of the local loop and CPE to the DSL customer, which accounted for approximately $58.1 million of revenues for the quarter ended June 30, 2002 and $108.6 million for the first six months of 2002. The lower revenues are expected to be offset by a similar reduction in expenses associated the elimination of the local loop, CPE and other charges related to provisioning new subscribers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains certain forward-looking statements regarding, among other things, our future financial performance, our anticipated growth strategies and anticipated trends in our business as well as projections relating to our capital expenditure requirements, our future funding requirements, our plans for transitioning customer traffic from leased capacity to our network, research and development initiatives and expected restructuring activities. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based solely on our current expectations and projections about certain events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that our future financial and operating results may differ materially from those projected in the forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties and, accordingly, there are many factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance of achievements expressed or implied by such forward-looking statements. Those factors that may cause our actual results, level of activity, performance or achievements to be materially different from that expressed or implied by any forward-looking statement include those discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in our other filings with the Securities and Exchange Commission, including in our Form 10-K. The forward looking statements contained in this report on Form 10-Q speak only as of the time the statements were given, and we do not undertake to revise those forward-looking statement to reflect events after the date of this report.

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report.

SIGNIFICANT SUBSEQUENT EVENTS

        As stated elsewhere in this report, on July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        Aside from the Verizon Facility, the commercial arrangements between Verizon and Genuity have not been affected by Verizon's termination of the right to convert its Class B shares into a controlling interest in Genuity. The Company also announced on July 29, 2002 that Michael Masin, a vice chairman of Verizon Communications, has resigned from Genuity's board of directors. Verizon, as a Class B stockholder, has retained its right to a seat on the Genuity board of directors and may appoint a new director in the future. This right exists as long as any share of the Class B common stock is outstanding. As the holder of Class B common stock, Verizon maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

        On July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2.0 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders under the Bank Facility who had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million.

        On August 13, 2002, we were granted an additional 30-day extension to the standstill agreement, which expired on August 12, 2002. In connection with this extension, Genuity will make a payment of $50 million to the members of the bank group which funded the $723 million. Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships.

        We have retained Lazard Freres & Co. as the Company's financial advisors to assist us in developing a restructuring plan to meet these significant challenges. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either or both of the facilities. In the event either Verizon or the banks accelerate the payment obligations under the respective facilities, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults, and our business plan, under various possible scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs would not seem likely in view of the Company's situation and the difficulties in the telecommunications market in general. Further, in the current telecommunications market, establishment of a valuation of assets for a company is very difficult, and in general it is to be expected that there could be periodic impairment charges incurred in the future with respect to the Company's assets.

        We expect that our stock may be delisted from the Nasdaq National Market's quotation system in the near future, which may limit the liquidity of an investment in the Company's shares.

        Genuity has a 93% ownership interest in Integra S.A. The operations of this entity are funded through borrowings made by Genuity. Based on the events, which have occurred subsequent to June 30, 2002, the Company has been assessing all of its future funding requirements. On August 10, 2002, Genuity's Board of Directors approved management's recommendation to no longer provide funding to Integra S.A, which could cause Integra to become insolvent and seek the protection afforded debtors under the bankruptcy laws. The estimated loss associated with the write-off of our investment in Integra is $80.0 million, which will be recorded in the third quarter of 2002.

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is measured based on the difference between the carrying amount and fair value of the asset. Under SFAS No. 142, "Goodwill and Intangibles Assets," the Company is required to record an impairment loss on goodwill whenever the fair value of the underlying reporting unit does not support the carrying value of goodwill. The estimate of future cash flows associated with the Company's underlying business segments is an integral part of the impairment assessment within these two accounting standards. The events that have occurred subsequent to June 30, 2002 represent indicators of potential impairment associated with goodwill, intangibles and property, plant and equipment. As of June 30, 2002, goodwill, intangibles and property, plant and equipment totaled $101.1 million, $57.0 million and $1.5 billion, respectively. As a result of these events, the Company may incur material impairment charges associated with these assets. Such impairment charges would be recorded during the quarter ended September 30, 2002 or at the time that the impairment can be measured.

RESULTS OF OPERATIONS

2002 Compared to 2001

Revenues (in thousands)

	Three Months Ended June 30,
	2001		2002
	Amount	%	Amount	%
Access	$224,696	74%	$218,488	76%
Hosting and Value-Added Services	37,447	12	25,012	9
Transport	26,599	9	20,003	7
International	14,052	5	21,884	8

Total	$302,794	100%	$285,387	100%

	Six Months Ended June 30,
	2001		2002
	Amount	%	Amount	%
Access	$442,800	74%	$435,465	77%
Hosting and Value-Added Services	76,130	12	50,788	9
Transport	52,261	9	36,320	6
International	31,070	5	44,408	8

Total	$602,261	100%	$566,981	100%

        Total revenues for the quarter ended June 30, 2002 decreased $17.4 million, or 6%, and for the first six months of 2002 decreased $35.3 million, or 6%, over the same periods in 2001. Total revenues for the quarter ended June 30, 2002 from Verizon increased $39.9 million, or 74%, and for the first six months of 2002 increased $76.7 million, or 82%, over the same period in 2001 and represented 30% of Genuity's total revenue in 2002. Verizon purchases Genuity's services both in connection with the Purchase, Resale and Marketing agreement and outside of this agreement. Under the Purchase, Resale and Marketing agreement, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. Effective April 30, 2002, the Company amended this agreement. Verizon made a $100 million prepayment in the second quarter of 2002 pursuant to this amendment. Prepayments are reflected in deferred revenue and advanced payments in the accompanying condensed consolidated balance sheets. As a result of this prepayment, the total purchase commitment was reduced from $500 million to $491 million based on an estimate of the time value of money associated with the prepayment and the minimum purchase commitment of $200 million by June 22, 2003 was eliminated. The Company will recognize revenue associated with this prepayment as the underlying services are provided to Verizon. As of June 30, 2002, $8.0 million of the $100 million prepayment has been recognized as revenue. Since inception, Verizon has purchased approximately $149.1 million of services under this agreement through June 30, 2002, including $8.0 million of the $100 million prepayment.

        Access.    Access revenues for the quarter ended June 30, 2002 decreased $6.2 million, or 3%, and for the first six months of 2002 decreased $7.3 million, or 2%, over the same period in 2001. Broadband revenues for the quarter ended June 30, 2002 increased $44.4 million, or 103%, over the corresponding period in 2001 due to the increase in broadband customers. Total broadband subscribers increased from approximately 452,100 subscribers as of June 30, 2001 to approximately 833,600 subscribers as of June 30, 2002 (including America Online, "AOL"). This increase was offset by a $33.6 million, or 27%, decrease in dial-up revenues due to the renegotiated AOL contract and the Company's exit from the wholesale dial-up access business in the fourth quarter of 2001, however, we continue to provide dial-up access to our two largest customers, America Online and Verizon. Approximately $17.5 million, or 52%, of the overall reduction in dial-up revenues is due to lower revenues from AOL, which decreased 18% over the same period in 2001. Also offsetting the increase in broadband revenues was a decrease in dedicated access revenues of $14.8 million, or 29%, year over year primarily due to continued churn and non-service related customer credits, continued price pressures and a greater number of lower priced connections.

        On May 1, 2002, Genuity and Verizon finalized a "Preferred Provider" agreement where Genuity will be Verizon's preferred provider of IP backbone services and Verizon will be Genuity's preferred provider of associated access services within Verizon's franchise territories. As part of this agreement, as it relates to the provision of digital subscriber line (DSL) service, effective July 2002, Genuity will transition its current responsibilities for end-user local loop management to Verizon, with Genuity continuing to deliver IP backbone services to Verizon. Under this agreement, Verizon will be responsible for coordinating all aspects associated with installing new DSL customers, including the acquisition of the local loop and CPE, a function previously performed by Genuity. As a result of this new contractual relationship, effective July 1, 2002, Genuity will no longer record the revenues related to the provisioning of the local loop and CPE to the DSL customer, which accounted for approximately $58.1 million of revenues for the quarter ended June 30, 2002 and $108.6 million for the first six months of 2002. The lower revenues are expected to be offset by a similar reduction in expenses associated the elimination of the local loop, CPE and other charges related with provisioning new subscribers.

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

        Under the amended agreement, America Online may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions are to be implemented in April 2002, January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. We do not anticipate that America Online will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million of which $29.0 million was recorded through June 30, 2002.

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

        Pursuant to the amended agreement and subject to certain limitations as specified in the amended agreement, AOL is also committed to order other services from the Company, excluding dial-up access services and broadband backhaul services for DSL, in an aggregate amount equal to or greater than $39.0 million through December 31, 2005. This commitment includes a minimum annual order value of $10.0 million in 2002, 2003 and 2004 and $9.0 million in 2005. The $39.0 million commitment requires AOL to make minimum biannual payments in accordance with a defined payment schedule, subject to certain conditions and potential reductions as described in the amended agreement, including minimum biannual payments of $10.0 million for the six-month period ending December 31, 2002, $5.0 million for each of the six-month periods ending June 30, 2003, December 31, 2003, June 30, 2004 and December 31, 2004 and $4.5 million for the six-month periods ending June 30, 2005 and December 31, 2005. No amounts have been paid by AOL through June 30, 2002.

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

        Hosting and Value-Added Services.    Hosting and Value-Added Services revenues for the quarter ended June 30, 2002 decreased $12.4 million, or 33%, and for the first six months of 2002 decreased $25.3 million, or 33%, over the same period in 2001. The decrease was due primarily to a loss of customers and a slower pace of new order activity in hosting services. The number of hosting customers declined from 317 as of June 30, 2001 to 175 as of June 30, 2002. Partially offsetting the decline in hosting revenues was an increase of $3.3 million of revenue from a payment associated with a one-year minimum commitment with one of our customers.

        Transport.    Transport revenues for the quarter ended June 30, 2002 decreased $6.6 million, or 25%, and for the first six months of 2002 decreased $15.9 million, or 31%, over the same period in 2001 primarily due to a loss of customers and lower pricing.

        International.    International revenues for the quarter ended June 30, 2002 increased $7.8 million, or 56%, and for the first six months of 2002 increased $13.3 million, or 43%, over the same period in 2001 as a result of the Integra acquisition in the fourth quarter of 2001. Excluding the impact of the Integra acquisition, revenues in the quarter ended June 30, 2002 were $1.2 million, or 9%, higher and essentially unchanged for the first six months of 2002 over the same period in 2001.

Cost of Sales

        Cost of sales for the quarter ended June 30, 2002 decreased $36.6 million, or 11%, and for the first six months of 2002 decreased $70.6 million, or 10%, over the same period in 2001. Cost of sales, as a percentage of total revenues, was 114% and 108% for the three months ended June 30, 2001 and 2002, respectively. This decrease reflects the Company's efforts to reduce circuit and other costs. Telecommunications circuit costs are the largest component of cost of sales and as a percentage of total cost of sales, were approximately 69% and 68% for the three months ended June 30, 2001 and 2002, respectively. Telecommunication circuit costs for the three months ended June 30, 2002 decreased $26.1 million, or 11%, over the same period in 2001. The decline in circuit costs was primarily the result of the Company's decision to exit the wholesale dial-up access business in the fourth quarter of 2001, except for providing dial-up access to our two largest customers, America Online and Verizon. Also contributing to the decline were lower costs associated with the deployment of managed modems and lower minutes of use volumes associated with our VoIP services. Partially offsetting the lower circuit costs were higher costs associated with the growth in broadband services. Effective July 1, 2002, as a result of the "preferred provider" agreement between Genuity and Verizon, we will no longer be incurring local loop and CPE charges associated with the provisioning of new subscribers. The lower cost of sales are expected to be offset by a similar reduction in revenues.

        The Company continues to improve the efficiency of the network by increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. The Company has entered into long-term agreements with several managed modem vendors. These agreements are capitalized and financed through lease obligations. These assets are depreciated over the terms of the contract as the modems are deployed and the leased circuits are terminated. As of June 30, 2002, approximately 69% of the planned managed modems have been deployed. The reduction in circuit costs was partially offset by higher termination charges, depreciation, operation and maintenance and interest costs associated with the managed modem agreements as the Company migrates to this new network model. For the three months ended June 30, 2002, depreciation and interest expense associated with these modems was $34.6 million compared to $4.6 million in the same period in 2001. The Company expects to increase the deployment of these modems significantly during 2002, which will result in lower circuit expense as circuits are terminated, but will also result in future increases in depreciation and interest expense.

        Labor and related costs as well as travel and contractor expenses to support our network infrastructure and customer service were approximately 19% and 15% of cost of sales for the quarter ended June 30, 2001 and 2002, respectively. These costs decreased by approximately $17.3 million, or 27%, over the same period in 2001. The decrease was due primarily to a lower level of full-time equivalent employees during the second quarter of 2002. Other costs, such as facilities, maintenance, property taxes and customer premise equipment (CPE) costs were approximately 12% and 17% of cost of sales for the quarter ended June 30, 2001 and 2002, respectively. These costs increased $6.8 million, or 15%, over 2001 due primarily to higher CPE costs associated with the increased broadband revenues in 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the quarter ended June 30, 2002 decreased $54.4 million, or 36%, and for the first six months of 2002 decreased $97.3 million, or 32%, over the same period in 2001. The decrease is primarily due to the benefit of the headcount reduction initiatives completed in the second half of 2001 and the first six months of 2002. Contractor, labor and related expenses decreased $41.5 million for the quarter ended June 30, 2002 and $80.3 million for the first six months of 2002, over the same period in 2001. Also contributing to the overall decrease are lower advertising costs.

Depreciation and Amortization

        Depreciation and amortization expenses for the quarter ended June 30, 2002 decreased $0.7 million, or 0.7%, and for the first six months of 2002 decreased $6.6 million, or 3%, over the same period in 2001. This decrease was primarily due to the impairment charge that was recorded in the fourth quarter of 2001 and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Pursuant to the adoption of SFAS No. 142, goodwill and acquired intangibles with indefinite lives are no longer amortized. Partially offsetting the lower depreciation was an increase in managed modem depreciation of approximately $26.4 million for the quarter ended June 30, 2002 and $43.0 million for the first six months of 2002.

Special Items

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiatives and other costs related to facilities that will be exited. The $181.9 million charge for the quarter ended June 30, 2002 includes the following (in millions):

Reduction in Force		$20.3
Facilities Exit Costs		38.8
Loss on Disposition of International Entities		11.1
Asset Impairment
Facility Related	49.5
Fiber Optic Cable	58.1

Total		107.6
Loss on Fixed Asset Sales		4.1

Total Special Items		$181.9

        On May 2, 2002, Genuity announced an additional headcount reduction. Genuity reduced its headcount by an additional 932 full-time equivalent employees during the second quarter. Severance and associated termination benefits for the 932 employees included in the restructuring charge for the quarter ended June 30, 2002 were approximately $20.3 million. The Company identified 23 additional facilities, which would be exited which included POP facilities, sales sites and administrative buildings. The majority of the facilities will be vacated by the end of the third quarter of 2002. Facility and related costs of approximately $38.8 million in the restructuring charge include lease termination costs and future lease commitments, net of estimated recoveries from subleasing. In addition, the leasehold improvements associated with the facilities being exited were evaluated for impairment. This evaluation indicated that the fair value of the leasehold improvements was zero and as a result, the Company recorded an impairment loss of approximately $49.5 million.

        During the second quarter of 2002, the Company identified certain international businesses, which would be exited including entities in Italy, Spain and Norway. The Company recorded a loss of approximately $11.1 million reflecting the estimated loss on disposal of these international entities, which is included in special items in the accompanying condensed consolidated statements of operations. The Company recognized a $58.1 million impairment loss associated with certain indefeasible rights of use for fiber optic cable to write the assets down to a fair value of zero due to the insolvency of the fiber optic cable providers, the changes in the market values of the fiber and the Company's plan to discontinue use of the fiber.

        The Company recorded a loss on the sale of miscellaneous assets of approximately $4.1 million for the quarter ended June 30, 2002.

Interest Expense, net

        Interest expense, net, for the quarter ended June 30, 2002 was $28.2 million compared $6.2 million for the quarter ended June 30, 2001. The increase in net interest expense is primarily due to the increase in the Company's debt to $2.3 billion as of June 30, 2002 compared to $750.0 million as of June 30, 2001.

Income Taxes

        Genuity generated pre-tax book losses of $352.5 million and $433.3 million for the quarters ended June 30, 2001 and 2002, respectively. The tax provision represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

Net Loss

        Net losses increased to $434.5 million for the quarter ended June 30, 2002 compared to $353.6 million for the quarter ended June 30, 2001 and increased to $692.0 million for the first six months of 2002 compared to $645.9 million for the first six months of 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

  •
  We recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with the contracts over the expected term of the customer relationship using the straight-line method. Similarly, we treat the incremental direct costs of service activation (which consist principally of customer premise equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over the same term.

  •
  We recognize revenues from financially distressed customers in the period in which cash is received, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance based on our estimate of the ultimate resolution of these disputes.

  •
  We state our assets held for sale at the lower of cost or fair value less costs to sell. In assessing the ultimate recoverability of assets held for sale, we are required to make estimates regarding the fair market value of the assets. If the fair market value of the assets decreases in the future, we will be required to make additional adjustments to lower the carrying amount of assets held for sale.

  •
  We implemented significant restructuring plans in 2001 and 2002, which included the identification of facilities to be vacated. As part of the restructuring charge, we accrued lease termination costs and future lease commitments, net of estimated recoveries from subleasing. The assessment of future sublease income is based on estimates of the future rental market and our ability to negotiate a beneficial sublease. Our estimates will need to be revised if actual sublease activity varies from our original projections.

  •
  Property, plant and equipment and definite and indefinite lived intangible assets, including goodwill, are recorded at cost, subject to adjustments for impairment. Property, plant and equipment and definite lived intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property, plant and equipment and intangible assets.

  •
  We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

LIQUIDITY AND CAPITAL RESOURCES

Significant Subsequent Events

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        On July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Deutsche Bank was the only member of the consortium of banks that has failed to fulfill its obligation under the Bank Facility and we have undertaken legal action to require them to satisfy their obligation.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the Bank Facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility who had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million.

        On August 13, 2002, we were granted an additional 30-day extension to the standstill agreement, which expired on August 12, 2002. In connection with this extension, Genuity will make a payment of $50 million to the members of the bank group which funded the $723 million. Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships.

        We have retained Lazard Freres & Co. as the Company's financial advisors to assist the Company in developing a restructuring plan. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either or both of the facilities. In the event either Verizon or the banks accelerate the payment obligations under the respective facility, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults and our business plan under various scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs would not seem likely in view of the company's situation and the difficulties in the telecommunications market in general. In the current telecommunications market, establishment of a valuation of assets for a company is very difficult, and in general it is to be expected that there could be periodic impairment charges incurred in the future with respect to the Company's assets.

        On July 25, 2002, Moody's Investor Services and Standard & Poor's Rating Services announced a reduction of our credit rating from Ba1 to Ca and from BB to CCC-, respectively, as a result of Verizon's decision to cancel its option to reintegrate Genuity and the subsequent default under the Company's credit facilities. This reduction will result in an increase in the facility fee for our Bank Facility from 25 to 50 basis points per annum and an increase in the fee for the letter of credit issued under our Bank Facility from 160 to 385 basis points per annum payable quarterly in arrears. Based on these fee increases and the current amounts outstanding under the Bank Facility, the Verizon Facility and the private placement bonds, annual interest expense for these obligations will be approximately $160.9 million.

        We expect that our stock may be delisted from the Nasdaq National Market's quotation system in the near future, which may limit the liquidity of an investment in the Company's shares.

2002 Compared to 2001

        We have used cash in operating and investing activities during the first half of 2001 and 2002. We have funded these cash requirements principally through the proceeds from the initial public offering of our Class A common stock and proceeds from borrowings.

        Net cash used in operating activities was $505.0 million and $203.2 million for the first six months of 2001 and 2002, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

        Net cash used in investing activities was $1.0 billion and $89.9 million for the first six months of 2001 and 2002, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for the construction of network infrastructure, data centers and facilities.

        Net cash provided by financing activities was $737.1 million for the first six months of 2001. Net cash used in financing activities was $52.3 million for the first six months of 2002. Net cash provided by financing activities in the first six months of 2001 was primarily due to proceeds from borrowings. Net cash used in financing activities in the first six months of 2002 was primarily the result of principal payments for capital leases, including the managed modem agreements.

        Our unamortized debt issuance costs were $11.8 million and $10.2 million as of December 31, 2001 and June 30, 2002, respectively. These costs are included in other assets in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

        As of June 30, 2002, our indebtedness included $7.5 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to any senior indebtedness that we may incur.

        As of June 30, 2002, our indebtedness also included $326.7 million in capital leases. The capital leases have original terms of 3 to 10 years from the date of purchase. The principal and interest are payable either monthly or quarterly in advance, with the exception of managed modem agreements for which payments are made based on the achievement of production milestones.

Summary of Contractual Obligations and Commercial Commitments (in thousands):

	Payments due by year
	Total	2002	2003-2004	2005-2006	Thereafter
Contractual Obligations:
Short-term debt, including $2.3 billion of debt in default	$2,307,587	$2,307,587	$—	$—	$—
Capital Lease Obligations	410,000	101,700	253,500	15,700	39,100
Operating Leases	195,900	19,100	59,300	49,900	67,600
Lease Costs Accrued in Restructuring	70,700	11,700	29,400	9,200	20,400
Other Commercial Commitments	1,070,000	138,000	622,000	277,000	33,000

Total Contractual Cash Obligations	$4,054,187	$2,578,087	$964,200	$351,800	$160,100

The above summary excludes amounts reflected on the accompanying condensed consolidated balance sheets within accounts payable and other liabilities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and rescinds Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections". This Statement rescinds FASB Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" by restricting the reporting of extinguishments of debt as extraordinary items in the income statement to limited circumstances. This Statement amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged.

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

        As of December 31, 2001 and June 30, 2002, Genuity's debt portfolio consisted of short-term 6% convertible subordinated debentures and short-term borrowings. The carrying value of these short-term borrowings approximates fair value as of December 31, 2001 and June 30, 2002.

        As of December 31, 2001 and June 30, 2002, Genuity's debt included $2.3 billion of floating-rate debt, which was exposed to changes in interest rates. This exposure was linked to changes in LIBOR. An increase of one percentage point in LIBOR would increase annual pre-tax interest expense by $23 million.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On July 24, 2002, the Company filed an action against Deutsche Bank AG in the United States District Court for the District of Massachusetts (C.A. No. 02 cv 11502 GAO) seeking damages for the failure of Deutsche Bank to fund its share (approximately $127 million) of a draw by Genuity for an extension of credit under a credit agreement extended by a group of financial institutions, including the defendant.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

        On July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock. After giving effect to this conversion, Verizon will hold approximately a 10 percent ownership interest in Genuity, but will no longer have the right to convert to approximately an 80% controlling interest in the Company. Michael Masin, a vice chairman of Verizon Communications, has resigned from the Genuity Board of Directors. Verizon has retained its right to a seat on the Company's board of directors and may appoint a new director in the future.

Use of Proceeds

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        On July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. This conversion resulted in Verizon owning only approximately 10 percent of the voting power of our outstanding capital stock and immediately resulted in an event of default under our $2.0 billion existing credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon (the "Verizon Facility"). The conversion also immediately resulted in an event of default under our $2.0 billion revolving line of credit facility (the "Bank Facility"), which required that after the exercise of its conversion right Verizon own, directly or indirectly, at least 50% of the voting power of our outstanding capital stock.

        Because of this event of default, the agent under the Bank Facility may, with the consent of or at the direction of the lenders under the Bank Facility owning at least a majority in interest of the sum of (a) aggregate unpaid principal amount outstanding and (b) the aggregate unpaid principal amount of all letter of credit advances outstanding, terminate the Bank Facility and declare the obligations there under immediately due and payable. The lenders under the Bank Facility did not immediately demand payment of the $1.9 billion outstanding under the Bank Facility.

        On July 22, 2002, the Company provided notice to draw the remaining $850 million available under the Bank Facility and thereafter received $723 million of that request. Deutsche Bank was the only member of the consortium of banks that has failed to fulfill its obligation under the Bank Facility and we have undertaken legal action to require them to satisfy their obligation. On July 29, 2002, we entered into a standstill agreement with the lenders under the Bank Facility who had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, we repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million.

        On August 13, 2002, we were granted an additional 30-day extension to the standstill agreement, which expired on August 12, 2002. In connection with this extension, Genuity will make a payment of $50 million to the members of the bank group which funded the $723 million. Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 16, 2002, the Company held its Annual Meeting of Shareholders. The following proposals were adopted by the margins indicated (the votes shown have not been retroactively adjusted for the reverse 20-to-1 split of common stock completed on May 30, 2002):

	Votes For	Votes Withheld
Election of Directors:
Paul J. Collins	171,436,959	3,386,692
John H. Dasburg	162,173,939	12,649,712
Gordon Eubanks	171,419,523	3,404,128
Benson P. Shapiro	171,493,060	3,330,591
	Votes For	Votes Against	Abstentions
Reverse Stock Split:
Class A stockholders	149,994,627	5,989,756	583,267
Class B stockholders	18,256,000	0	0

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation

    4.1 Genuity Savings Plan, Amended, Restated and Renamed effective January 1, 2001

    10.1 Amendment No. 1 to the Purchase, Resale and Marketing Agreement by and between Telesector Resources Group, Inc., d/b/a Verizon Services Group and Genuity Solutions Inc.

    10.2 2000 Long-Term Stock Incentive Plan, Amended January 2002

    99.1 Officer Certification

  (b)
  Reports on Form 8-K

        Genuity filed a current report on Form 8-K on April 5, 2002, reporting under Item 4, the change in the Company's external auditors from Arthur Andersen LLP to Ernst & Young LLP. The decision to change external auditors was approved by the audit committee and the full Board of Directors of the Company.

        Genuity filed an amended current report on Form 8-K/A on April 15, 2002, amending the Form 8-K filed on April 5, 2002 for the termination date of the Company's external auditors.

        Genuity filed a current report on Form 8-K on May 2, 2002, reporting under Item 5, the issuance of a press release discussing the financial results for the quarter ended March 31, 2002.

        Genuity filed a current report on Form 8-K on May 17, 2002, reporting under Item 5,that the proposal for a reverse 20-to-1 split of the Company's common stock was approved by its shareholders and its Board of Directors. Upon completion of the reverse split, Genuity had 11,175,220 shares of Class A and B common stock issued and outstanding.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENUITY INC.
	By:	/s/ DANIEL P. O'BRIEN Daniel P. O'Brien Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Dated: August 14, 2002

QuickLinks

TABLE OF CONTENTS
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, except Per Share Data)
GENUITY INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in Thousands, except Share Data)
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)
GENUITY INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited) (Dollars and Shares in Thousands)
GENUITY INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (Dollars in Thousands)
GENUITY INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURE