Form 10-Q
period 2002-09-30
GENUITY INC
filed 2002-11-14
CIK 1110794

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The Company had 11,403,576 shares of $0.01 par value Class A common stock outstanding and 1 share of $0.01 par value Class B common stock outstanding on November 8, 2002.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	$302,262	$222,763	$904,523	$776,348
Operating Expenses
Cost of sales	318,965	205,580	1,009,716	808,240
Selling, general and administrative	135,845	83,526	441,685	272,260
Depreciation and amortization	128,721	44,635	325,431	223,627
Special items	424	986,168	48,333	1,134,440

Total operating expenses	583,955	1,319,909	1,825,165	2,438,567

Operating Loss	(281,693)	(1,097,146)	(920,642)	(1,662,219)
Other Income (Expense)
Interest expense, net	(18,510)	(45,232)	(23,450)	(98,569)
Other, net	959	(522)	1,055	(2,987)

Loss From Continuing Operations Before Income Taxes	(299,244)	(1,142,900)	(943,037)	(1,763,775)
Income Taxes	1,134	1,154	3,264	3,439

Loss From Continuing Operations	(300,378)	(1,144,054)	(946,301)	(1,767,214)

Discontinued Operations
Loss from operations of Integra (including loss on disposal of $71,971)	—	(78,899)	—	(147,454)
Income taxes	—	106	—	374

Loss from Discontinued Operations	—	(79,005)	—	(147,828)

Net Loss	$(300,378)	$(1,223,059)	$(946,301)	$(1,915,042)

Basic and Diluted Loss Per Common Share:
Loss from Continuing Operations	$(30.81)	$(100.83)	$(98.01)	$(157.32)
Loss from Discontinued Operations	—	(6.97)	—	(13.16)

Net Loss	$(30.81)	$(107.80)	$(98.01)	$(170.48)

Basic and Diluted Weighted-Average Common Shares Outstanding	9,748	11,346	9,655	11,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Thousands, except Share Data)

	December 31, 2001	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$950,952	$938,222
Restricted cash	23,000	26,313
Receivables, less allowances of $23,928 and $24,665, respectively	281,265	138,163
Other current assets	47,725	49,492
Current assets from discontinued operations	23,630	—

Total current assets	1,326,572	1,152,190
Property, Plant and Equipment, Net	1,438,643	751,356
Goodwill, Net	41,413	—
Intangibles, Net	56,043	22,496
Other Assets	16,430	17,482
Non-Current Assets from Discontinued Operations	115,370	—

Total assets	$2,994,471	$1,943,524

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term obligations, including $2.8 billion of debt in default as of September 30, 2002	$154,738	$2,986,529
Accounts payable	114,839	138,818
Accrued compensation and related liabilities	39,894	15,976
Accrued circuits	96,958	99,479
Accrued liabilities	233,943	191,736
Deferred revenue and advanced payments	21,805	121,275
Current liabilities from discontinued operations	27,198	—

Total current liabilities	689,375	3,553,813
Long-Term Obligations	2,346,266	297,307
Other Liabilities	54,601	115,036
Non-Current Liabilities from Discontinued Operations	9,148	—

Total liabilities	3,099,390	3,966,156

Minority Interest	3,111	—
Stockholders' Deficit:
Preferred stock—$0.01 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock—$0.01 par value; 80,000,000 shares authorized; 10,262,420 shares issued and outstanding as of December 31, 2001 and 11,403,576 shares issued and outstanding as of September 30, 2002	103	114
Class B common stock—$0.01 par value; 1,050,000 shares authorized; 912,800 shares issued and outstanding as of December 31, 2001 and 1 share issued and outstanding as of September 30, 2002	9	—
Class C common stock—$0.01 par value; 40,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	6,109,016	6,109,016
Accumulated other comprehensive loss	(2,416)	(1,978)
Accumulated deficit	(6,214,742)	(8,129,784)

Total stockholders' deficit	(108,030)	(2,022,632)

Total liabilities and stockholders' deficit	$2,994,471	$1,943,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2001	2002
Cash Flows from Operating Activities:
Net Loss	$(946,301)	$(1,915,042)
Less Loss from Discontinued Operations	—	(147,828)

Loss from Continuing Operations	(946,301)	(1,767,214)
Adjustments to reconcile net loss to net cash used in operations:
Special charge, non-cash portion	5,430	1,091,193
Depreciation and amortization	325,431	223,627
Provision for bad debt	30,709	23,245
Changes in current assets and current liabilities:
Receivables	(51,051)	119,858
Other current assets	(348)	546
Deferred revenue and advanced payments	12,288	99,470
Other current liabilities	(90,414)	(83,301)
Other, net	9,405	(1,332)

Net cash used in operating activities	(704,851)	(293,908)

Cash Flows from Investing Activities:
Capital expenditures	(1,094,434)	(92,252)
Capitalized software	(50,902)	(16,311)
Increase in restricted cash	(23,000)	(3,313)

Net cash used in investing activities	(1,168,336)	(111,876)

Cash Flows from Financing Activities:
Repayment of debt	(335)	(175,147)
Principal payments under capital lease obligations	(19,629)	(106,014)
Proceeds from borrowings	2,300,000	722,500
Payment of debt issuance costs	(12,327)	—

Net cash provided by financing activities	2,267,709	441,339

Cash used in discontinued operations	(6,414)	(48,285)

Net increase (decrease) in cash and cash equivalents	388,108	(12,730)
Cash and cash equivalents, beginning of period	868,926	950,952

Cash and cash equivalents, end of period	$1,257,034	$938,222

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$12,850	$86,634
Income taxes	$1,151	$1,276
Non-cash investing and financing activities:
Assets recorded under capital lease obligations	$131,329	$341,493
Assets recorded under accruals	$53,803	$104,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

(Dollars and Shares in Thousands)

	Class A Common		Class B Common
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Accumulated Deficit
	Shares	Stock	Shares	Stock				Total
Balance, December 31, 2001	10,262	$103	913	$9	$6,109,016	$(2,416)	$(6,214,742)	$(108,030)
Net loss	—	—	—	—	—	—	(1,915,042)	(1,915,042)
Conversion of Class B common stock	1,141	11	(913)	(9)	(2)	—	—	—
Stock Option Exercise	1	—	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	—	—	438	—	438

Balance, September 30, 2002	11,404	$114	—	—	$6,109,016	$(1,978)	$(8,129,784)	$(2,022,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net Loss	$(300,378)	$(1,223,059)	$(946,301)	$(1,915,042)
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	(997)	(1,740)	(2,340)	438
Less: reclassification adjustment for (gains) losses included in net loss	—	(2,381)	—	464

Other comprehensive income (loss)	(997)	(4,121)	(2,340)	902

Comprehensive Loss	$(301,375)	$(1,227,180)	$(948,641)	$(1,914,140)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENUITY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Events

Liquidity and Capital Resources

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert its shares to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility (the "Verizon Facility"), Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        Aside from the Verizon Facility, the commercial arrangements between Verizon and Genuity, including the Purchase, Resale and Marketing Agreement, are currently not affected by Verizon's termination of the right to convert its Class B shares into a controlling interest in Genuity, although Verizon's decision will affect the long-term commercial relationship between the companies. The Company also announced on July 29, 2002 that Michael Masin, a former vice chairman of Verizon Communications, resigned from Genuity's board of directors. Verizon, as a Class B stockholder, retained its right to a seat on the Genuity board of directors and may appoint a new director in the future. This right exists as long as any share of the Class B common stock is outstanding. As the holder of Class B common stock, Verizon maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

        Prior to Verizon's decision to terminate its right to convert its Class B shares into a controlling interest in Genuity, on July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2.0 billion revolving line of credit facility with a consortium of nine banks (the "Bank Facility") and thereafter received $723 million of that request. Deutsche Bank is the only member of the consortium of banks that has failed to fulfill its obligation under the credit facility and the Company has undertaken legal action to require them to satisfy this obligation. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund this draw.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the Bank Facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility that had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million. The Company has received five additional standstill agreements: a 30-day extension on August 13, 2002 and on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, Genuity has paid in aggregate an additional $108.3 million to the members of the bank group, which funded the $723 million.

        On August 13, 2002, the Company entered into a standstill agreement with Verizon whereby Verizon agreed not to accelerate the payment of the amounts outstanding under the Verizon Facility. In consideration for this 30-day standstill agreement Verizon agreed to continue negotiations with Genuity. The Company has negotiated four additional standstill agreements with Verizon: a 30-day extension on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, the parties have agreed to continue negotiations and to extend the term of borrowing and the interest period under the Verizon Facility until the end of the respective standstill periods.

        Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships. We have retained Lazard Frères & Co. as the Company's financial advisors to assist us in developing a restructuring plan to meet these significant challenges. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either of the facilities. In the event either Verizon or the banks accelerate the payment obligations under their respective facility, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults, and our business plan, under various possible scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs is not likely in view of the Company's situation and the difficulties in the telecommunications market in general.

        The Company has reflected the $2.8 billion of aggregate borrowings outstanding under the Bank Facility and Verizon Facility as short-term obligations in the accompanying condensed consolidated balance sheets as of September 30, 2002, as the Company is currently in default of the underlying agreements. Unamortized debt issuance cost of $9.4 million as of September 30, 2002 would be subject to accelerated amortization or immediate expense depending on the outcome of the Company's restructuring plan.

NASDAQ Listing

        On September 12, 2002, the Company announced that a notification from NASDAQ had been received indicating that the Company's Class A common stock had not satisfied the minimum listing requirement of $3.00 per share for the previous 30 consecutive trading days and not maintained a minimum market value of publicly held shares of $15 million. The Company has until December 5, 2002 to regain compliance and maintain its listing on the NASDAQ. A delisting from the Nasdaq National Market's quotation system will reduce the liquidity of an investment in the Company's Class A common shares.

Special Items—Valuation of Assets (See Note 4 for further discussion)

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is measured based on the difference between the carrying amount and fair value of the asset. The estimate of future cash flows associated with the Company's underlying business segments is an integral part of the impairment assessment within this accounting standard. Depending in the outcome of current restructuring efforts, the Company may incur additional impairment charges associated with property, plant and equipment in the future.

Commitments

        Effective October 10, 2002, the Company paid approximately $4.8 million to a large circuit provider in exchange for the elimination of the existing, aggregate circuit commitment of $90 million.

        Effective October 10, 2002, the Company paid $10 million to a global telecommunications company and circuit provider to modify the existing circuit agreement between the parties to extend the expiration of the original term from May 21, 2004 to October 31, 2005 and to lower the future circuit commitment for the period from November 1, 2002 through October 31, 2005, from approximately $293 million to approximately $157 million. The reduced circuit commitment includes quarterly commitments of $17 million for the quarter ended January 31, 2003, $14.5 million for the quarters ended April 30, 2003 and July 31, 2003, $15 million for the quarter ended October 31, 2003 and $12 million for each of the remaining quarterly periods through October 31, 2005.

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and it has working capital and stockholders' deficits as of September 30, 2002. The Company's default on its credit facilities as outlined in Note 1 and potential need to file for Chapter 11 under the bankruptcy laws raise ongoing substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, special items and discontinued operations presentation described in Note 3 and Note 4), considered necessary for a fair presentation have been included. Operating results for the nine months ended

September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        The unaudited condensed consolidated financial statements of Genuity include the accounts of the Company and its three wholly-owned subsidiaries; Genuity Telecom Inc., Genuity Solutions Inc. and Genuity International Networks Inc. All significant inter-company amounts have been eliminated. The unaudited condensed consolidated financial statements also reflect the acquisition of a 93% ownership interest in Integra S.A. ("Integra") in 2001, which has been reflected on a discontinued operations basis for all periods presented. (See Note 3 for further discussion).

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

Revenue Recognition

        Revenue is generally recognized when services are rendered or products are delivered to customers. We recognize revenues when persuasive evidence of an arrangement between the customer and us exists, service has been provided to the customer, the price to the customer is fixed and determinable and collectibility of the sales price is reasonably assured. We recognize revenues from financially distressed customers in the period in which cash is received, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated credit losses. Billings made or payments received in advance of providing services are deferred along with the associated costs until the period these services are provided and recognized over the shorter of the remaining contract term or estimated customer relationship. Deferred revenue and advanced payments totaled $21.8 million and $121.3 million as of December 31, 2001 and September 30, 2002, respectively. The increase in deferred revenue and advanced payments relates primarily to the $100 million prepayment made by Verizon in the second quarter of 2002 and the deferral of AOL dial-up revenues.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets' estimated useful life using the straight-line method. Useful lives used in computing depreciation are as follows: buildings—10 to 30 years, communications network—fiber optic cable—20 to 25 years, communications network—data processing equipment and machinery which include labor and other direct costs—3 to 10 years and furniture and fixtures—5 to 7 years. Leasehold improvements are amortized over the shorter of the lease period or their estimated useful life using the straight-line method. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. In connection with the recent impairment charges, the Company reviewed the useful lives used in computing depreciation for property, plant and equipment and determined that the lives were still appropriate.

        When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the accompanying condensed consolidated balance sheets and any gain or loss on the transaction is included as a component of operating expenses in the accompanying condensed consolidated statements of operations.

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

Goodwill and Intangibles, Net

        Goodwill and intangibles pertain primarily to the acquisitions of BBN Corporation and Genuity Incorporated, both acquired in 1997.

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002 and, as a result, ceased the amortization of goodwill.

        The Company determined that the goodwill and intangibles associated with the BBN Corporation acquisition was impaired as of December 31, 2001 and recorded an impairment charge to write the goodwill and intangible assets down to a fair value of $0. The Company performed another impairment test for goodwill and intangible assets as of July 1, 2002, the reporting date closest to July 24, 2002, the date that Verizon announced that they were terminating their right to convert their Class B shares into a controlling interest in Genuity. As a result of this impairment test, the Company recorded an impairment charge to write down the goodwill and intangible assets associated with the Genuity Incorporated acquisition to a fair value of $0.

        The remaining amounts within intangible assets as of September 30, 2002 pertain to internal use software, which is amortized on a straight-line basis over 3 to 5 years. Software maintenance costs are expensed as incurred.

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

        Impairment losses of approximately $0.4 million and $985.7 for the three months ended September 30, 2001 and 2002, respectively, and $5.8 million and $1.1 billion for the nine months ended September 30, 2001 and 2002 are included in special items in the accompanying condensed consolidated statements of operations. (See Note 4 for further discussion.)

Debt Issuance Costs (See Note 1 for significant events)

        Costs incurred in connection with the issuance of debt are amortized to interest expense using the effective interest rate method over the terms of the corresponding borrowings. The unamortized debt issuance costs totaled $11.8 million and $9.4 million as of December 31, 2001 and September 30, 2002, respectively. These costs are included in other assets in the accompanying condensed consolidated balance sheets.

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

AOL Time Warner

        Revenues from AOL Time Warner, Inc. ("AOLTW"), the parent company of America Online, in relation to Genuity's total revenues are significant. Revenues from AOLTW represented $311.8 million, or 34%, and $275.8 million, or 36%, of Genuity's total revenues for the nine months ended September 30, 2001 and 2002, respectively. The total accounts receivable balance related to amounts owed to Genuity by AOLTW represented $116.9 million, or 28%, and $64.9 million, or 40%, of Genuity's ending gross accounts receivable balance at September 30, 2001 and 2002, respectively. (See Note 15 for further discussion.)

Verizon

        Revenues from Verizon were $153.8 million, or 17%, and $213.9 million, or 28%, of Genuity's total revenues for the nine months ended September 30, 2001 and 2002, respectively. The total accounts receivable balance related to amounts owed to Genuity by Verizon represented $116.6 million, or 28%, and $32.8 million, or 20%, of Genuity's ending gross accounts receivable balance at September 30, 2001 and 2002, respectively. (See Note 16 for further discussion.)

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

3.    Discontinued Operations

        The Company acquired Integra in September 2001.

        On August 10, 2002, the Company's Board of Directors voted to no longer provide funding to Integra, a company in which we held a 93% common stock interest and which was accounted for on a consolidated basis within our international segment. On September 3, 2002, Integra filed for bankruptcy with the Commercial Court of Nanterre in France. We deconsolidated our investment in Integra as of August 31, 2002 upon the loss of control resulting from these events. On October 1, 2002, the Court approved the liquidation of Integra. Based on the loss of control of Integra and the bankruptcy proceeding, the Company viewed its investment in Integra as abandoned and therefore, the financial position and results of operations of Integra have been reflected on a discontinued operations basis in the accompanying condensed consolidated financial statements for all periods presented in accordance with SFAS No. 144.

        Upon deconsolidation, the net investment in Integra, accounted for under the equity method of accounting, was deemed to be other than temporarily impaired and the Company recognized a $72 million impairment loss in September 2002, to write down the net investment in Integra to its estimated fair value of $0.

        During the second quarter of 2002, the Company identified certain international businesses of Integra, which would be exited including entities in Italy, Spain and Norway. The Company recorded a loss of approximately $11.1 million reflecting the estimated loss on disposal of these international entities.

        The following is the summarized results of operations for the three and nine months ended September 30, 2002 for the discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,
	2002	2002
Revenues	$1,496	$14,892
Pretax Losses	$6,928	$75,483

        The assets and liabilities associated with the discontinued operations have been presented separately on a condensed basis in the asset and liability sections of the accompanying condensed consolidated balance sheets. The following summarizes the major assets and liabilities within the condensed captions (in thousands):

Financial Position	As of December 31, 2001
Current Assets:
Cash and cash equivalents	$5,766
Receivables, net	10,211
Other current assets	7,653

Total Current Assets	$23,630

Long Term Assets:
Property, plant and equipment, net	$43,574
Goodwill, net	48,709
Intangibles, net	21,605
Other assets	1,482

Total Long Term Assets	$115,370

Current Liabilities:
Short-term obligations	$2,667
Accounts payable	8,663
Accrued compensation and related liabilities	5,952
Accrued liabilities	9,517
Deferred revenue and advanced payments	399

Total Current Liabilities	$27,198

Long Term liabilities
Long-term Obligations	$2,917
Other Liabilities	6,231

Total Long-Term Liabilities	$9,148

4.    Special Items—Impairment

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in an event of default for amounts outstanding under the Verizon Facility and the Bank Facility, thereby rendering amounts outstanding on these facilities due upon demand, and eliminating the Company's ability to draw any further amounts on these facilities. As a result of this event, the Company began discussions to restructure its debt obligations, assessed its ability to raise additional financing, re-evaluated its business plan under various possible scenarios, and began discussions with various parties regarding the potential sale of certain assets. Without the availability of funding under the Verizon Facility and Bank Facility or alternative sources of adequate financing, the Company would not be able to fund its expected future operating losses and capital requirements. This indicated that the Company may not be able to recover the carrying value of its long-lived assets. Furthermore, the continued weakness in demand for telecommunication services, the perceived uncertainty by our current customers about the Company's viability absent the Verizon support, coupled with the filing for bankruptcy by a large number of other large telecommunications service providers in mid-2002, as well as the results of discussions with potential acquirers of some of the Company's assets indicated that a significant decline in the market value of the Company's long-lived assets existed. These indicators prompted the Company to perform an assessment of the carrying value of its long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Since December 31, 2001, there has been a substantial decline in the value of network and related equipment as evidenced by the numerous bankruptcy filings in 2002 within the industry. In addition, Verizon's July 24, 2002 decision adversely affected the long-term prospects of the Company. Although the short-term contractual arrangements between the two companies remain intact, this decision significantly reduced the projected cash flows for many of our product lines.

        Consistent with the methodology used at December 31, 2001, management prepared a cash flow analysis by reporting segment for each line of business. The undiscounted cash flows were compared to the carrying values associated with each line of business. The lines of business represent various product lines within each of our four operating segments: Access, Hosting and Value-Added Services, Transport and International including International Access and International Hosting and Value-Added services. The undiscounted cash flows did not support the carrying values for these lines of business. For this analysis, the Company considered its fiber optic network, including the indefeasible rights to use fiber optic cable, the opto-electronics associated with the lit fiber, the points of presence and other equipment associated with the network, to be a shared asset utilized by all business lines. Based on the cash flow analysis, there were no excess cash flows available to support the carrying value of the fiber optic network.

        In accordance with SFAS No. 144, the measurement of an impairment loss should be based on the fair value of the asset. Management determined that the best measure of fair value for substantially all of the assets that were impaired would be a review of recent transactions within the industry, prices for similar assets and for AOL/Dial present value techniques. The Company had an independent valuation performed to determine the fair value of these assets.

        In conjunction with the fair value assessment for the property, plant and equipment, the Company also performed an impairment assessment for the remaining goodwill and acquired intangibles in accordance with SFAS No. 142. Based on the results of the impairment assessment, the carrying value for the goodwill and acquired intangibles were reduced to a fair value of $0.

        As a result of this review and the independent valuation, the Company recorded an impairment charge of $986 million during the third quarter of 2002 based on the amount by which the carrying amount exceeded the fair value. The components of the charge, which are included in special items in the accompanying condensed consolidated statements of operations, are as follows (in millions):

Deployed Plant	$862
Assets Held for Sale	44
Goodwill and Intangibles	80

Total Impairment Charge	$986

By Segment:
Access	$211
Hosting	278
GNI/Transport	238
International	75
Other	184

$986

        As previously mentioned, at December 31, 2001, the Company recorded an impairment charge of $2.6 billion related to its long-lived assets in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At that time, the Company's estimates of undiscounted cash flows did not support the carrying amounts for the direct assets, goodwill and intangible assets of AOL/Dial and International Access lines of business, as well as the Company's fiber-optic network (Global Network Infrastructure), and the impairment charge consisted principally of charges related to those assets. The impairment charge taken during the quarter ended September 30, 2002 includes a further impairment of these assets, as well as the assets associated with the Company's Hosting and Value-Added services line of business, and Dial related assets. The additional impairment charge recorded during the quarter ended September 30, 2002 related to non-Dial Access services is due to lower growth rates arising, in part, from the expected reduced long-term commercial relationship with Verizon. As regards to the Hosting line of business, the impairment charge is due to the fact that the Company's expectations of cash flows associated with this line of business have declined from year-end given a decline in the current demand for, and future revenue expected from, hosting services. Furthermore, revised fair value estimates associated with the Company's AOL Dial business resulted in a further impairment of these assets. Finally, as it relates to the GNI and Transport line of business, a more severe depression in the fair value of telecommunications network and related equipment as evidenced by the numerous bankruptcy filings in 2002 of telecommunications service providers and the resulting values realized for these assets upon liquidation or re-emergence from bankruptcy by these companies contributed to the additional charge recorded in 2002.

        The impairment charge recorded in the third quarter of 2002 associated with the net investment in Integra is reflected within discontinued operations in the accompanying condensed consolidated statements of operations. (See Note 3 for further discussion.)

5.    Special Items—Restructuring Charge

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiatives and other costs related to facilities that will be exited. The $986.2 million and $1.1 billion charge for the three and nine months ended September 30, 2002, respectively, include the following (in millions):

	For the three months ended	For the nine months ended
	September 30, 2002
Reduction in Force	$0.6	$11.4
Facilities Exit Costs	4.7	32.3
Contract Termination Costs	(4.8)	(4.8)
Asset Impairment (See Note 4 and Note 6)	985.6	1,091.2
Loss on Fixed Asset Sales	0.1	4.3

Total Special Items	$986.2	$1,134.4

        In the third quarter of 2002, the Company recorded an adjustment to increase the estimated severance costs associated with the second quarter reduction in force by $0.6 million, an adjustment to increase the estimated facility exit costs by $6.7 million, an adjustment to reduce the estimate facility exit costs by $2.0 million related to the cost of two facilities which will no longer be vacated and an adjustment to reduce the contract termination costs recorded in the fourth quarter of 2001 by $4.8 million.

        Prior to the third quarter of 2002, the Company initiated the following restructuring plans:

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

        In the fourth quarter of 2001, the Company announced several cost saving initiatives. These included the decision to de-emphasize and later exit the wholesale dial-up access business, with the exception of our two largest customers, AOL and Verizon, and an expected reduction in the future capital expenditure program. In addition, on November 1, 2001 the Company announced a company-wide restructuring and cost savings plan. This included a reduction in the U.S.-based full-time equivalent employees by 922, or 21%. The 922 full-time equivalent employees included 803 full-time employees and 119 contractor positions. All of the full-time equivalent employees were terminated in the fourth quarter of 2001. Severance and associated termination benefits for the 803 employees included in the restructuring charge in 2001 were approximately $15.9 million.

        The Company vacated each of the 46 locations identified by the Company in 2001 as sites to be exited. These sites included a data center, several POP facilities, sales sites and administrative buildings. The lease termination dates on some of the underlying sites extend through 2030. Facility and equipment related costs of approximately $59.7 million in the 2001 restructuring charges include lease termination costs and future lease commitments, net of estimated recoveries from subleasing. The Company also recorded a $3.0 million adjustment in the fourth quarter of 2001 to reduce the estimated lease termination costs recorded in the second quarter of 2001.

        The remaining costs within the 2001 restructuring charges of $54.0 million represent various contract termination costs including the expected termination costs associated with the Company's decision to exit the wholesale dial-up access business.

        During the first quarter of 2002, the Company completed its reduction in workforce as part of the Company's cost saving initiatives that were previously announced during the fourth quarter of 2001. This included an additional reduction in the U.S.-based full-time equivalent employees by 231. The 231 full-time equivalent employees included 189 full-time employees and 42 contractor positions. Severance and associated termination benefits for the 189 employees included in the restructuring charge were approximately $2.2 million.

        On May 2, 2002, the Company announced an additional headcount reduction. Genuity reduced its headcount by an additional 664 full-time equivalent employees during the second quarter. Severance and associated termination benefits included in the restructuring charge for the quarter ended June 30, 2002 were approximately $8.6 million. The Company identified 17 additional facilities, which would be exited including POP facilities, sales sites and administrative buildings. We have vacated 9 of the facilities and anticipate that all but 2 of the remaining locations will be vacated by the end of the first quarter of 2003. In the third quarter of 2002, we reduced the restructuring charge for the cost of the 2 facilities we are no longer committed to vacating. Facility and related costs of approximately $27.6 million in the restructuring charge include lease termination costs and future lease commitments, net of estimated recoveries from subleasing.

        As a result of these restructuring actions taken in 2001 and the first nine months of 2002, the Company has recorded a cumulative restructuring charge, which is included in special items in 2001 and 2002, totaling $186.4 million associated with the reduction in force and the reduced capital expenditure program. As of September 30, 2002, approximately $94.2 million has been paid, including approximately $42.5 million related to employee severance and associated benefits. In addition, the restructuring liability was reduced by approximately $3 million representing an adjustment to the estimated lease termination costs. The remaining accrual associated with the restructuring charge was approximately $89.2 million as of September 30, 2002.

        As of September 30, 2002, due to the cumulative restructuring efforts and attrition, Genuity had approximately 2,500 employees, a 53% reduction from a peak of approximately 5,300 employees as of March 31, 2001.

        The activity for the third quarter of 2002 associated with the restructuring charge was as follows (in thousands):

Balance as of June 30, 2002	$102,040
Adjustments in the quarter	536
Cash paid during the quarter	(13,348)

Balance as of September 30, 2002	$89,228

        As of September 30, 2002, the long-term portion of the accrued restructuring liability is included in other liabilities and the short-term portion is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

6.    Property, Plant and Equipment, Net

        Property, plant and equipment, net, was comprised of the following (in thousands):

	December 31, 2001	September 30, 2002
Land	$10,020	$9,535
Buildings	108,472	75,046
Communications network—fiber-optic cable	239,626	7,286
Communications network—data processing equipment and machinery	792,616	584,930
Furniture and fixtures	39,600	10,659
Leasehold improvements	237,232	86,429
Work in progress	282,773	18,813

Subtotal	1,710,339	792,698
Accumulated depreciation	(271,696)	(41,342)

Total	$1,438,643	$751,356

        Depreciation expense was $112.6 million and $40.9 million for the three months ended September 30, 2001 and 2002, respectively, and $278.1 million and $201.2 million for the nine months ended September 30, 2001 and 2002, respectively.

        In the second quarter of 2002, the leasehold improvements associated with the facilities being exited were evaluated for impairment. This evaluation indicated that the fair value of the leasehold improvements was $0 and as a result, the Company recorded an impairment loss of approximately $47.6 million. The Company recognized a $58.0 million impairment loss associated with certain indefeasible rights of use for fiber optic cable to write the assets down to a fair value of $0 due to the insolvency of the fiber optic cable providers and the Company's plan to discontinue use of the fiber. These impairment losses are included in special items in the accompanying condensed consolidated statements of operations.

        Verizon's announcement on July 24, 2002 that they would not convert their Class B shares into a controlling interest in Genuity and the resulting impact on Genuity's debt and projected future revenues, represented an indicator that the property, plant and equipment may be impaired. We performed an impairment assessment as of July 1, 2002, the closest reporting period to July 24, 2002. Based on the results of the impairment test we recorded an impairment of $862 million as of July 1, 2002 to reduce the carrying amounts of the property, plant and equipment to fair value. (See Note 4 for further discussion.)

7.    Goodwill, Net

        The activity related to goodwill for the nine months ended September 30, 2002, was comprised of the following (in thousands):

Hosting
Balance as of December 31, 2001	$41,413
Deductions	(41,413)

Balance as of September 30, 2002	$—

        Verizon's announcement on July 24, 2002 that they would not convert their Class B shares into a controlling interest in Genuity and the resulting impact on Genuity's debt and projected future revenues, represented an indicator that the goodwill may be impaired. We performed an impairment assessment as of July 1, 2002, the closest reporting period to July 24, 2002. Based on the results of the impairment test we recorded an impairment of $41.4 million as of July 1, 2002 to reduce the carrying value of goodwill to a fair value of $0. (See Note 4 for further discussion.)

        The Company adopted SFAS No. 142 on January 1, 2002. The following table compares the first nine months of 2001 and 2002, assuming that SFAS No. 142 was applied in the first nine months of 2001 and goodwill was not amortized in that period (in thousands, except per share data):

	For the nine months ended September 30,
	2001	2002
Reported Net Loss	$(946,301)	$(1,915,042)
Goodwill Amortization	21,198	—

Adjusted Net Loss	$(925,103)	$(1,915,042)

Basic and Diluted Earnings (Loss) Per Common Share
Reported Net Loss Per Share	$(98.01)	$(170.48)
Goodwill Amortization Per Share	2.19	—

Adjusted Net Loss Per Share	$(95.82)	$(170.48)

8.    Intangibles, Net

        Intangibles, net, was comprised of the following (in thousands):

	December 31, 2001			September 30, 2002
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization		Net Book Value
Intangible Assets
Customer lists	$4,000	$(2,333)	$1,667	$—	$	(-)	$—
Trademarks	4,000	(2,332)	1,668	—		(-)	—
Developed technology	19,000	(19,000)	—	—		(-)	—
Internal use software	92,080	(39,372)	52,708	26,193		(3,697)	22,496

Total	$119,080	$(63,037)	$56,043	$26,193		$(3,697)	$22,496

        Amortization expense for intangibles was $9.1 million and $3.7 million for the three months ended September 30, 2001 and 2002, respectively, and $26.1 million and $22.4 million for the nine months ended September 30, 2001 and 2002, respectively. Based on the assets as of September 30, 2002, future estimated amortization expense for intangibles is approximately $3.7 million for the last three months of 2002 and $13.8 million, $2.3 million, $1.6 million and $1.1 million in 2003, 2004, 2005 and 2006, respectively.

        Verizon's announcement on July 24, 2002 that they would not convert their Class B shares into a controlling interest in Genuity and the resulting impact on Genuity's debt and projected revenues, represented an indicator that intangibles may be impaired. We performed an impairment assessment as of July 1, 2002, the closest reporting period to July 24, 2002. Based on the results of the impairment test we recorded an impairment of $38.8 million as of July 1, 2002 to reduce the carrying amount of intangibles to their fair value. (See Note 4 for further discussion.)

9.    Short-Term and Long-Term Obligations (See Note 1 for discussion of significant events)

        Short-term and long-term obligations were as follows (in thousands):

	December 31, 2001	September 30, 2002
Current portion of capital leases	$147,104	$131,542
6% convertible subordinated debentures	7,634	7,487
Bank borrowings (in default)	—	547,500
Private placement bonds (in default)	—	1,150,000
Verizon borrowings (in default)	—	1,150,000

Total short-term obligations	$154,738	$2,986,529

Long-term portion of capital leases	$46,266	$297,307
Private placement bonds	1,150,000	—
Verizon borrowings	1,150,000	—

Total long-term obligations	$2,346,266	$297,307

        On April 1, 1987, BBN Corporation, a subsidiary of Genuity, issued $84.7 million of 6% convertible subordinated debentures due in 2012. The terms of the debentures provide for the conversion of the debentures into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to all senior indebtedness of Genuity. Given this subordination, no payments have been made on the debentures since July 24, 2002, when the Company went into default on its senior borrowings.

        As of September 30, 2002, Genuity had purchased and retired debentures with a face value of $77.2 million, which has been used to satisfy the annual sinking fund requirements through 2011. The remaining balance at September 30, 2002 has been included in short-term obligations based on an estimate of the timing for the remaining debt conversions.

        Genuity has two credit facilities, one with Verizon (the "Verizon Facility") and the other with a consortium of nine banks (the "Bank Facility"). The Verizon and Bank facilities required that Verizon maintain or have the ability to realize (through the exercise of its option in Genuity) a voting ownership interest in the Company that is greater than 50%. Credit provided to Genuity and loans extended to the Company under these facilities are callable in the event that this condition does not exist. On July 24, 2002, Verizon converted all but one share of its Class B common stock in Genuity into Class A common stock and relinquished its right to obtain a controlling interest in Genuity. This resulted in an event of default for all the outstanding amounts under the Bank Facility and Verizon Facility.

        On March 5, 2001, as amended, the Company entered into a $2 billion credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. On July 24, 2002, this credit facility was terminated by Verizon as a result of the event of default, which occurred when Verizon relinquished their ability to obtain a controlling interest in Genuity. Accordingly, Verizon is not obligated to advance the remaining available balance under the facility. As of September 30, 2002, the $1.15 billion outstanding was in default and has been classified as short-term debt in the accompanying condensed consolidated balance sheets.

        Interest expense on the Verizon Facility is based on London Inter-bank Offer Rate ("LIBOR") plus 200 basis points whenever the principal amount borrowed is less than $1.0 billion. When the principal amount borrowed equals or exceeds $1.0 billion, the interest rate on the total borrowings will be based on LIBOR plus 225 basis points.

        Genuity has a committed and unsecured $2.0 billion revolving line of credit facility with nine participating banks. On September 24, 2001, this Bank Facility was amended and restated primarily to provide us with the option of using available amounts under the facility through the issuance of letters of credit and to provide us with additional operating flexibility. The Bank Facility matures on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. As a result of Verizon's decision to relinquish its right to obtain a controlling interest in Genuity, the amounts outstanding under this facility as of September 30, 2002 are in default and have been classified as short-term debt in the accompanying condensed consolidated balance sheets.

        As of September 30, 2002, the fee for the Bank Facility, which is based on our credit rating as determined by Moody's Investors Service ("Moody's") and Standard & Poor's Rating Service ("S&P"), was 50 basis points and is payable quarterly in arrears. The Bank Facility is guaranteed by the Company's principal domestic operating subsidiaries. The Bank Facility contains certain restrictions, including our ability to incur liens, and requires that we do not exceed a maximum ratio of debt to debt plus contributed capital of 73%.

        On September 27, 2001, a $1.15 billion letter of credit was issued under the Bank Facility to back a private placement bond transaction. The bond transaction was executed on the same date and for the same amount. Interest on the bonds is based on three month LIBOR plus 55 basis points and is payable quarterly in arrears. Fees for maintaining the letter of credit are 385 basis points per annum payable quarterly in arrears. To secure payment of interest on the bonds, we are required to maintain a $23.0 million cash reserve while the bonds are outstanding. On August 20, 2005, the bonds mature and the letter of credit expires.

        On July 22, 2002, Genuity provided notice to draw the remaining $850 million available under the $2.0 billion revolving line of credit with the banks and thereafter received $723 million of that request. This advance bears interest at a rate of prime and is payable quarterly in arrears. As of September 30, 2002 the remaining balance of this advance was $547.5 million.

        On July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company.

        On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility that had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group which had funded the $723 million. The Company received five additional standstill agreements: a 30-day extension on August 13, 2002 and on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, Genuity has paid in aggregate an additional $108.3 million to the members of the bank group which funded the $723 million.

        On August 13, 2002, the Company entered into a standstill agreement with Verizon whereby Verizon agreed not to accelerate the payment of the amounts outstanding under the Verizon Facility. In consideration for this 30-day standstill agreement Verizon agreed to continue negotiations with Genuity. The Company has negotiated four additional standstill agreements with Verizon: a 30-day extension on September 12, 2002, a 15-day extension on October 11, 2002 a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, the parties have agreed to continue negotiations and to extend the term of borrowing and the interest period under the Verizon Facility until the end of the respective standstill periods.

        On May 8, 2002, the Company entered into a standby letter of credit agreement based on prevailing market rates. The Company is required to pledge cash as collateral for any amounts outstanding. As of September 30, 2002, the amount outstanding under this letter of credit was $3.3 million and has been classified as restricted cash in the accompanying condensed consolidated balance sheets.

10.  Stockholders' Deficit (See Note 1 for discussion of significant events)

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

Common Stock

        Our Class A common stock trades on the NASDAQ under the symbol "GENU" and the Nouveau Marché under the symbol "Genuity A-REGS 144." Until October 11, 2002, the shares of Class A common stock which trade on the Nouveau Marché could not have been resold, pledged, or otherwise hedged or transferred directly or indirectly in the United States or to U.S. Persons, as such term is defined in Regulation S under the Securities Act of 1933. In addition, as of October 11, 2002, through October 11, 2003, the shares of Class A common stock which trade on the Nouveau Marché may not be sold, pledged, hedged or otherwise disposed of in the United States or to U.S. Persons, except in accordance with the volume limitations and manner of sale procedures specified in Rule 144 under the Securities Act. (See Note 1 for discussion of significant events.)

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

        As of October 30, 2002, Verizon has eliminated regulatory restrictions in 11 of 14 jurisdictions covered in the FCC Order representing 87% of the former Bell Atlantic in-region access lines.

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

        Rights of the Class B Common Stock.    The holders of Class B common stock, voting separately as a class, are entitled to elect one director to Genuity's board of directors. This right exists as long as there is at least one share of Class B common stock outstanding. The Class B common stock also maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

11.  Loss Per Share

        The weighted-average common shares outstanding for both basic and diluted loss per share were approximately 9,748,000 shares and 9,655,000 shares for the three and nine month periods ending September 30, 2001, respectively, and 11,346,000 shares and 11,233,000 shares for the three and nine month periods ending September 30, 2002, respectively.

        Potential common shares excluded in the computation of weighted-average diluted shares outstanding were approximately 3,725,000 for the three and nine months ended September 30, 2001 and 3,448,000 for the three and nine months ended September 30, 2002, as their inclusion would have an anti-dilutive effect.

12.  Segment Reporting

        Genuity's operations are reported in four segments: Access, Hosting and Value-Added Services, Transport and International.

        Access.    Internet access pertains to a variety of global Internet access services, including dial-up, DSL dedicated, and other broadband and voice-over-IP, by providing and managing the underlying scaleable infrastructure. Genuity also provides a range of customer premise equipment necessary to connect to the Internet, including routers, channel service units/data service units, modems, software and other products. Customers receive 24 hours per day, seven days per week network monitoring and technical support from Genuity's Network Operations Centers ("NOC").

        Hosting and Value-Added Services.    Hosting pertains to services that allow customers to successfully implement their eBusiness strategies through scaleable, reliable and secure Web sites, which serve as the infrastructure to communicate with suppliers, customers and employees, as well as to deliver interactive content and conduct online commerce. The eBusiness model enables companies to decrease sales costs; accelerate time to market; access new sales channels; increase revenues, productivity and customer satisfaction; and gain competitive advantage. Genuity currently operates 6 data centers in the United States. Through the operations center, Genuity monitors these systems 24 hours a day, seven days a week. Value-Added Services includes revenue for professional consulting and value-added Internet services such as security and virtual private networks.

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

        International.    International revenues include all international revenues for Access, Hosting and Value-Added Services, and Transport. Genuity operates one data center outside of the United States in Amsterdam, Netherlands.

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

        Revenues received from AOLTW are part of the Access and International segments. Revenues received from Verizon are part of the Access and Transport segments. Revenues from AOLTW, including Docomo-AOL, in relation to Genuity's total revenues were $311.8 million, or 34%, and $275.8 million, or 36%, for the nine months ended September 30, 2001 and 2002, respectively. Revenues from Verizon in relation to Genuity's total revenues were $153.8 million, or 17%, and $213.9 million, or 28%, for the nine months ended September 30, 2001 and 2002, respectively.

        Management utilizes several measurements to evaluate its operations and allocate resources. However, the principal measurements are consistent with Genuity's financial statements. The accounting policies of the segments are the same as those described in Note 2.

        Financial information for Genuity's segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues
Access	$232,019	$168,403	$674,819	$603,868
Hosting and Value-Added Services	31,063	23,896	107,193	74,684
Transport	25,600	14,949	77,861	51,269
International	13,580	15,515	44,650	46,527

Total revenues	302,262	222,763	904,523	776,348
Operating Expenses
Cost of sales	318,965	205,580	1,009,716	808,240
Selling, general and administrative	135,845	83,526	441,685	272,260
Depreciation and amortization	128,721	44,635	325,431	223,627
Special items	424	986,168	48,333	1,134,440

Total operating expenses	583,955	1,319,909	1,825,165	2,438,567

Operating Loss	(281,693)	(1,097,146)	(920,642)	(1,662,219)
Other Income (Expense)
Interest expense, net	(18,510)	(45,232)	(23,450)	(98,569)
Other, net	959	(522)	1,055	(2,987)

Loss From Continuing Operations Before Income Taxes	$(299,244)	$(1,142,900)	$(943,037)	$(1,763,775)

Capital Expenditures(1)
Access	$21,400	$71,648	$305,569	$143,029
Hosting and Value-Added Services	32,412	2,745	96,291	18,949
GNI/Transport	14,716	7,686	570,927	37,334
International	10,958	3,340	27,452	12,301
Other	42,835	28	164,726	2,964

Total	$122,321	$85,447	$1,164,965	$214,577

Depreciation and Amortization
Access	$27,836	$30,555	$72,165	$100,927
Hosting and Value-Added Services	12,187	404	36,203	33,648
GNI/Transport	64,724	11,045	155,650	55,726
International	5,554	150	12,110	4,356
Other	18,420	2,481	49,303	28,970

Total	$128,721	$44,635	$325,431	$223,627

(1)
Represents cash payments for capital expenditures, capitalized software and capital lease obligations.

	December 31, 2001	September 30, 2002
Property, Plant and Equipment, Net
Access	$360,650	$524,422
Hosting and Value-Added Services	241,587	5,344
GNI/Transport	475,780	134,792
International	96,709	3,923
Other	263,917	82,875

Total	$1,438,643	$751,356

13.  Commitments and Contingencies

Leases

        Genuity leases office space, data centers, points of presence, network equipment and managed modems under long-term capital and operating leases. Many of these leases have options for renewal with provisions for increased rent upon renewal. Genuity's rent expense was $21 million and $9.6 million for the three months ended September 30, 2001 and 2002, respectively, and was $68.0 million and $35.8 million for the nine months ended September 30, 2001 and 2002, respectively. Rent expense attributable to our fiber optic network, including points of presence and data centers, is included in cost of sales and all other rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

        As of September 30, 2002, the future minimum lease payments under non-cancelable capital and operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

	Capital Leases	Operating Leases
2002	$39,400	$7,200
2003	165,400	26,600
2004	138,600	24,900
2005	100,600	23,000
2006	81,400	22,500
Thereafter	27,200	76,700

Total minimum lease payments	552,600	$180,900

Amount representing interest	(123,800)

Present value of minimum lease payments	$428,800

        The table above includes commitments related to future minimum lease payments for operating leases. The Company has also accrued future lease costs as part of the restructuring charges recorded in 2001 and 2002 associated with operating leases on facilities, which either have been or will be vacated. These future lease costs are not included in the operating lease amounts in the table above as the costs have been accrued on the accompanying condensed consolidated balance sheets. As of September 30, 2002, the remaining balance associated with these accrued future lease costs totaled $70.6 million. Of this amount, $19.5 million is included in accrued liabilities and $51.1 million is included in other liabilities in the accompanying condensed consolidated balance sheets.

        Consistent with the terms of the FCC Order, GTE, now part of Verizon, guarantees some of Genuity's existing real estate leases.

Contract Commitments

        Genuity has entered into several agreements for indefeasible rights of use ("IRUs") for its network infrastructure in the United States. The initial terms of the IRUs are for 20-25 years, with options to extend the terms. Genuity is obligated to pay operating and maintenance costs over the contract terms. As of September 30, 2002, annual operating and maintenance expense was approximately $5.3 million, which will be adjusted for inflation increases over the contract terms. As of September 30, 2002, the future minimum commitments under these agreements, excluding future operating and maintenance costs, were as follows (in thousands):

2002	$1,200

Total future minimum commitments	$1,200

        Genuity has entered into a number of agreements for IRUs to trans-oceanic cable systems that are either deployed or in the process of being deployed. The initial terms of the IRUs are for 25 years. As of September 30, 2002, the outstanding commitments under the agreements were as follows (in thousands):

2002	$2,800
2003	1,900

Total future minimum commitments	$4,700

        Genuity has entered into non-cancelable long-term purchase commitments for circuits with communications providers. The purchase agreements contain provisions that require Genuity to purchase a minimum amount of services annually. If Genuity does not purchase the minimum service, it is required to pay the amount of the shortfall between the minimum commitments and actual purchases. As of September 30, 2002, future minimum payments under these non-cancelable purchase commitments were as follows (in thousands):

2002	$57,500
2003	244,400
2004	111,900
2005	27,400
2006	12,000
Thereafter	—

Total future minimum commitments	$453,200

        Subsequent to September 30, 2002, we amended the agreements with two major circuit vendors to reduce the future circuit commitments by approximately $226 million, resulting in a remaining commitment of $227 million. (See Note 1 for further discussion.)

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

        Genuity has entered into long-term network service agreements for the development of managed modems to be utilized in the dial-up modem services business. These agreements contain minimum purchase commitments based on the achievement of various production milestones. These contracts also contain most-favored customer pricing and business downturn provisions that could reduce the contractual commitments in the event that market prices for similar services decrease over the contract term or if there is a material downturn in customer demand for modem services. As of September 30, 2002, the future minimum commitments under these agreements were as follows (in thousands):

	Accrued Liabilities Plus Interest	Future Commitments	Total
2002	$32,200	$2,900	$35,100
2003	189,300	16,300	205,600
2004	165,100	17,300	182,400
2005	110,100	34,100	144,200
2006	73,900	9,100	83,000

Total future minimum commitments	$570,600	$79,700	$650,300

        The accrued liabilities plus interest amounts reflected in the table above include future estimated interest payments and amounts that are accrued in the accompanying condensed consolidated balance sheets as capital lease obligations, accounts payable or other liabilities.

Compensation Arrangements

        Effective July 1, 2002, the Company adopted a Critical Employee Retention Program in order to stabilize the employment of certain key employees of the Company. The program provides for periodic additional compensation through June 30, 2003 to employees deemed critical during the retention period as long as they remain employed during the retention period. The total cost of the program, which is accrued as earned, is $17 million. No amounts had been paid related to this program as of September 30, 2002.

Contingencies

        On July 24, 2002, the Company filed an action against Deutsche Bank AG in the United States District Court for the District of Massachusetts (C.A. No. 02 cv 11502 GAO) seeking damages for the failure of Deutsche Bank to fund its share (approximately $127 million) of a draw by Genuity for an extension of credit under a credit agreement extended by a group of financial institutions, including the defendant. As a result of repayments since made to the financial institutions under various standstill agreements, the amount claimed as owed by Deutsche Bank could be reduced to their pro rata portion of the funding. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund our draw.

        On October 2, 2002 Genuity Solutions Inc. filed an action in the United States District Court for the Southern District of New York against Nortel Networks Inc. and Nortel Networks Corp. Genuity's complaint alleges breach of contract arising from Nortel's failure to make a payment of approximately $6 million that was due on or before September 30, 2002. Genuity's complaint also seeks a declaratory judgment that Nortel is obligated to pay to Genuity $8 million due in the fourth quarter of 2002. Finally, Genuity's complaint alleges that Nortel has engaged in unfair and deceptive acts and practices in violation of Massachusetts General Law Chapter 93A.

        The Company is subject to other claims arising in the ordinary course of business. In the opinion of management, these other claims are not expected to have a material effect on operations.

14.  Related Party Transactions (See Note 1 for discussion of significant events)

        As of December 31, 2001, the Company had the following related party transaction:

        On September 5, 2000, the Company entered into a $2.0 billion revolving line of credit facility, as amended and restated, with a consortium of 9 banks (See Note 9 for further discussion). One of these banks was also a major stockholder of the Company. The terms of the Bank Facility were entered into based on prevailing market rates. As of December 31, 2001, a $1.15 billion letter of credit was outstanding under the Bank Facility to back a private placement bond transaction.

15.  Transactions with America Online

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

        Under the amended agreement, AOL may purchase dial-up access ports through 2006 for a fixed monthly fee for each activated dial-up access port managed by us. The fixed monthly fee for each dial-up access port will be reduced by specified amounts throughout the term of the amended agreement. Such specified price reductions were implemented in April 2002 and will occur in January 2003, and January 2004. The amended agreement contains minimum commitments for such ports through the end of 2003. The Company does not anticipate that AOL will exceed the minimum commitment during this period. Given the fixed price and volume commitments in the amended agreement for the first two years, revenue will be recognized on a straight-line basis through December 31, 2003. Assuming the number of dial-up access ports remains constant, revenues in 2002 will be approximately $77.7 million lower than 2001 revenues. The cash payments received in excess of the revenue recognized during 2002 will be recorded as deferred revenue, which will be amortized and recognized as revenue in 2003. The estimated revenue that will be deferred at the end of 2002 will be approximately $35.7 million of which $32.4 million was recorded as of September 30, 2002.

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

        Pursuant to the amended agreement and subject to certain limitations as specified in the amended agreement, AOL is also committed to order other services from the Company, excluding dial-up access services and broadband backhaul services for DSL, in an aggregate amount equal to or greater than $39.0 million through December 31, 2005. This commitment includes a minimum annual order value of $10.0 million in 2002, 2003 and 2004 and $9.0 million in 2005. The $39.0 million commitment requires AOL to make minimum biannual payments in accordance with a defined payment schedule, subject to certain conditions and potential reductions as described in the amended agreement, including minimum biannual payments of $10.0 million for the six-month period ending December 31, 2002, $5.0 million for each of the six-month periods ending June 30, 2003, December 31, 2003, June 30, 2004 and December 31, 2004 and $4.5 million for the six-month periods ending June 30, 2005 and December 31, 2005. No amounts have been paid by AOL through September 30, 2002.

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

        Additionally, the Company entered into a separate marketing agreement with AOL Time Warner, Inc. ("AOLTW"), the parent company of America Online, effective January 4, 2002. Under this agreement, the Company has committed to pay AOLTW $40.5 million through December 31, 2003 for various marketing media inventory, including advertising in print and online. The Company is committed to purchase a minimum of $8.0 million in advertising in each consecutive six-month period over the contract term, but within each year the Company must purchase and use at least $20.3 million in advertising. Advertising is expensed as incurred. As of September 30, 2002, the Company has incurred $17.7 million of advertising costs under this agreement.

16.  Transactions with Verizon (See Note 1 for discussion of significant events)

        Concurrent with the closing of the initial public offering, Genuity executed agreements with Verizon and certain of its affiliates including transition services agreements, a Purchase, Resale and Marketing agreement, intellectual property agreements, a network monitoring agreement and real estate agreements. The transition services, intellectual property, network monitoring, Purchase, Resale, and Marketing and real estate agreements involve services provided to and/or received from Verizon. The transition and network monitoring agreements vary from four to twelve months with rights to terminate earlier. These transition services were completed on or before December 31, 2001. The fees paid or received from these agreements are fixed under the agreements and were based on historical costs and comparable market prices.

        Under the Purchase, Resale and Marketing agreement, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. Effective April 30, 2002, the Company amended this agreement with Verizon. Verizon made a $100 million prepayment in the second quarter of 2002 pursuant to this agreement. Prepayments are reflected in deferred revenue and advanced payments in the accompanying condensed consolidated balance sheets. As a result of this prepayment, the total purchase commitment was reduced from $500 million to $491 million based on an estimate of the time value of money associated with the prepayment and the minimum purchase commitment of $200 million by June 22, 2003 was eliminated. The Company will recognize revenue associated with this prepayment as the underlying services are provided to Verizon. As of September 30, 2002, $40.0 million of the $100 million prepayment has been recognized as revenue. Since inception, Verizon has purchased approximately $168.7 million of services under this agreement through September 30, 2002, including $40.0 million of the $100 million prepayment.

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

        GTE, now part of Verizon, granted to TELUS Corporation the exclusive right to our trademarks and to all proprietary technology that we had developed prior to the date of our initial public offering for use solely in Canada for the provision of telecommunications services, including Internet services. We have entered into a licensing arrangement with TELUS (the "TELUS Agreement") to grant it similar rights with respect to all trademarks and proprietary technology that we develop or acquire after June 30, 2000. The TELUS agreement also limits our ability to directly provide Internet services in Canada. However, the agreement does not preclude other commercial business with TELUS, which we continue to pursue on an ongoing basis.

        On March 5, 2001, as amended, the Company entered into a $2 billion credit facility with Verizon Investments Inc., a wholly-owned subsidiary of Verizon. Interest is payable periodically depending on the terms of the individual borrowings, with the principal due on the earlier of September 5, 2005 or the date that is three months prior to the scheduled expiration of the option of Verizon to convert its Class B common stock into Class C common stock. On July 24, 2002, this credit facility was terminated by Verizon as a result of the event of default, which occurred when Verizon relinquished their ability to obtain a controlling interest in Genuity. Accordingly, Verizon is not obligated to advance the remaining available balance under the facility. As of September 30, 2002, the $1.15 billion outstanding was in default and has been classified as short term debt in the accompanying condensed consolidated balance sheets.

        In June 2001, Genuity entered into a five year agreement with Verizon for DSL access services. This agreement includes tiered pricing based on the level of DSL line volumes achieved. The agreement contains volume commitments and Genuity is obligated to pay a penalty if these volume levels are not achieved. Amounts charged by Verizon are based on tariffs approved by the FCC. Effective November 1, 2002, this agreement was assigned to Verizon Internet Service, Inc. and GTE.net LLP, part of Verizon Internet Solutions.

        Effective January 3, 2002, Genuity entered into an agreement (the "MOU") with Verizon Service Corp. on behalf of certain Verizon operating telephone companies ("OTCs") and Verizon Advanced Data Inc. ("VADI") and Verizon Advanced Data—Virginia, Inc. for dedicated access services, frame relay, ATM, and certain other services (collectively "Access Services"). Under this agreement, Genuity is committed to purchase an aggregate minimum of $283 million of Access Services over a five year period, including minimum commitments to purchase certain amounts of Access Services in each state, and minimum commitments to purchase certain amounts of Access Services from each of VADI and OTCs. Amounts charged by Verizon are subject to tariff approvals from individual states. Verizon notified Genuity verbally on or about July 16, 2002 that the Federal Communications Commission (FCC) had refused to approve the Memorandum of Understanding (MOU) because the FCC disapproved the MOU's waiver of termination liabilities and required a cost justification. Verizon has not provided the FCC with cost justifications for the waiver. The waiver protected Genuity from termination liability in migrating a large number of previously provisioned Verizon circuits to the MOU regime. On September 20, 2002, Genuity gave notice to Verizon that Genuity was terminating the agreement due to failure by Verizon to secure necessary regulatory approval and failure by Verizon to propose any alternative agreement that might satisfy the original intentions of the parties. Section 10(a) of the MOU recognizes that certain regulatory and other governmental approvals are required under the MOU, which include FCC approval. It is Genuity's position that any prospect of imposing termination liabilities would eliminate most, if not all, of the benefit of the MOU for Genuity. Verizon takes the position that Genuity's termination is not justified under Section 10 and that Genuity owes various penalties.

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

        Effective April 22, 2002, the Company entered into an agreement with Verizon for CyberPOP service. This agreement will supplement Genuity's existing agreements with other vendors for managed modems. Amounts owed under the contract for the CyberPOP service are based on tariff-approved rates and estimated to be approximately $127 million over the contract term. The agreement has a minimum term of 36 months with renewal options.

        On May 1, 2002, the Company amended its Master Agreement with Verizon in which Genuity provides Wholesale DSL ISP services to Verizon. The amendment, which is effective on August 5, 2002, modifies the rates paid by Verizon for both consumer and non-consumer DSL services. In addition, the amendment extends the term of the original Master Agreement to March 31, 2003 with an additional extension possible to March 31, 2005, subject to agreement by the parties on rates and other terms and conditions.

        Under this amendment, Genuity will be Verizon's preferred provider of IP backbone services and Verizon will be one of Genuity's preferred provider of associated access services within Verizon's franchise territories. As part of this amendment, as it relates to the provision of digital subscriber line (DSL) service, Genuity transitioned its current responsibilities for end-user local loop management to Verizon and Genuity continued to deliver IP backbone services to Verizon. Under this agreement, Verizon is responsible for coordinating all aspects associated with installing new DSL customers, including the acquisition of the local loop and CPE, a function previously performed by Genuity. As a result of this new contractual relationship, starting with the quarter ended September 30, 2002, Genuity no longer recognizes the revenue related to the provisioning of digital subscriber line (DSL) local loops and CPE, which accounted for approximately $108.6 million for the first six months of 2002. The lower revenues are essentially offset by a similar reduction in expenses associated the elimination of the local loop, CPE and other charges related with provisioning new subscribers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q contains certain forward-looking statements regarding, among other things, our future financial performance, our strategies and anticipated trends in our business, our future funding requirements and expected restructuring activities. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based solely on our current expectations and projections about certain events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that our future financial and operating results may differ materially from those projected in the forward-looking statements. Such forward-looking statements involve known and unknown risks and uncertainties and, accordingly, there are many factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance of achievements expressed or implied by such forward-looking statements. Those factors that may cause our actual results, level of activity, performance or achievements to be materially different from that expressed or implied by any forward-looking statement include those discussed in this section and elsewhere in this Form 10-Q. Each of these factors, and others, are also discussed from time to time in our other filings with the Securities and Exchange Commission, including in our Form 10-K. The forward looking statements contained in this report on Form 10-Q speak only as of the time the statements were given, and we do not undertake to revise those forward-looking statement to reflect events after the date of this report.

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report.

SIGNIFICANT EVENTS

        As stated elsewhere in this report, on July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert its shares to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        Aside from the Verizon Facility, the commercial arrangements between Verizon and Genuity, including the Purchase, Resale and Marketing Agreement, are currently not affected by Verizon's termination of the right to convert its Class B shares into a controlling interest in Genuity, although Verizon's decision will affect the long-term commercial relationship between the companies. The Company also announced on July 29, 2002 that Michael Masin, a former vice chairman of Verizon Communications, resigned from Genuity's board of directors. Verizon, as a Class B stockholder, retained its right to a seat on the Genuity board of directors and may appoint a new director in the future. This right exists as long as any share of the Class B common stock is outstanding. As the holder of Class B common stock, Verizon maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

        Prior to Verizon's decision to terminate its right to convert its Class B shares into a controlling interest in Genuity, on July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2.0 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Deutsche Bank was the only member of the consortium of banks that has failed to fulfill its obligation under the Bank Facility and we have undertaken legal action to require them to satisfy their obligation. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund this draw.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the Bank Facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders under the Bank Facility that had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million. The Company has received five additional standstill agreements: a 30-day extension on August 13, 2002 and on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, Genuity has paid in aggregate an additional $108.3 million to the members of the bank group, which funded the $723 million.

        On August 13, 2002, the Company entered into a standstill agreement with Verizon whereby Verizon agreed not to accelerate the payment of the amounts outstanding under the Verizon Facility. In consideration for this 30-day standstill agreement Verizon agreed to continue negotiations with Genuity. The Company has negotiated four additional standstill agreements with Verizon: a 30-day extension on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, the parties have agreed to continue negotiations and to extend the term of borrowing and the interest period under the Verizon Facility until the end of the respective standstill periods.

        Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships. We have retained Lazard Frères & Co. as the Company's financial advisors to assist us in developing a restructuring plan to meet these significant challenges. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either of the facilities. In the event either Verizon or the banks accelerate the payment obligations under their respective facility, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults, and our business plan, under various possible scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs is not likely in view of the Company's situation and the difficulties in the telecommunications market in general. Further, in the current telecommunications market, establishment of a valuation of assets for a company is very difficult, and in general it is to be expected that there could be periodic impairment charges incurred in the future with respect to the Company's assets.

NASDAQ Listing

        On September 12, 2002, the Company announced that a notification from NASDAQ had been received indicating that the Company's Class A common stock had not satisfied the minimum listing requirement of $3.00 per share for the previous 30 consecutive trading days and not maintained a minimum market value of publicly held shares of $15 million. The Company has until December 5, 2002 to regain compliance and maintain its listing on the NASDAQ. A delisting from the Nasdaq National Market's quotation system will reduce the liquidity of an investment in the Company's Class A common shares.

RESULTS OF OPERATIONS

2002 Compared to 2001

Revenues (in thousands)

	Three Months Ended September 30,
	2001		2002
	Amount	%	Amount	%
Access	$232,019	77%	$168,403	75%
Hosting and Value-Added Services	31,063	10	23,896	11
Transport	25,600	8	14,949	7
International	13,580	5	15,515	7

Total	$302,262	100%	$222,763	100%

	Nine Months Ended September 30,
	2001		2002
	Amount	%	Amount	%
Access	$674,819	75%	$603,868	78%
Hosting and Value-Added Services	107,193	12	74,684	10
Transport	77,861	9	51,269	6
International	44,650	4	46,527	6

Total	$904,523	100%	$776,348	100%

        Total revenues for the quarter ended September 30, 2002 decreased $79.5 million, or 26%, and for the first nine months of 2002 decreased $128.2 million, or 14%, over the same periods in 2001. Total revenues for the quarter ended September 30, 2002 from Verizon decreased $16.7 million, or 28%, and for the first nine months of 2002 increased $60.1 million, or 39%, over the same periods in 2001 and represented 28% of Genuity's total revenue in 2002. Verizon purchases Genuity's services both in connection with the Purchase, Resale and Marketing agreement and outside of this agreement. Under the Purchase, Resale and Marketing agreement, Verizon agreed to purchase at least $500 million of Genuity's services over a five-year period. Effective April 30, 2002, the Company amended this agreement. Verizon made a $100 million prepayment in the second quarter of 2002 pursuant to this amendment. Prepayments are reflected in deferred revenue and advanced payments in the accompanying condensed consolidated balance sheets. As a result of this prepayment, the total purchase commitment was reduced from $500 million to $491 million based on an estimate of the time value of money associated with the prepayment and the minimum purchase commitment of $200 million by June 22, 2003 was eliminated. The Company will recognize revenue associated with this prepayment as the underlying services are provided to Verizon. As of September 30, 2002, $40.0 million of the $100 million prepayment has been recognized as revenue. Since inception, Verizon has purchased approximately $168.7 million of services under this agreement through September 30, 2002, including $40.0 million of the $100 million prepayment.

        Access.    Access revenues, which include dial-up, dedicated, broadband and voice-over-IP decreased $63.6 million, or 27%, for the quarter ended September 30, 2002, and for the first nine months of 2002 decreased $71.0 million, or 11%, over the same periods in 2001.

        Dial-up revenues for the quarter ended September 30, 2002, decreased by $30.5 million, or 24%, and for the first nine months of 2002 decreased $93.3 million, or 25%, over the same periods in 2001 primarily due to the renegotiated AOL (America Online, "AOL") contract, which became effective on January 8, 2002, and the Company's exit from the wholesale dial-up access business in the fourth quarter of 2001. Approximately $22.6 million, or 74%, of the overall reduction in dial-up revenues for the quarter ended September 30, 2002 is due to lower revenues from AOL, which decreased 23% over the same period in 2001. Effective January 8, 2002, we amended our existing agreement with America Online. The America Online agreement includes provisions for minimum purchase requirements at fixed monthly fees, service level requirements and termination provisions. The fixed monthly fees for dial-up access services decrease at various intervals over the contract term.

        Dedicated access revenues for the quarter ended September 30, 2002 decreased by $14.4 million, or 28%, and for the first nine months of 2002 decreased $35.9 million, or 23%, over the same periods in 2001 due to continued churn, non-service related customer credits and continued price pressures.

        Broadband revenues for the quarter ended September 30, 2002 decreased $18.9 million, or 38%, over the same period in 2001 and for the first nine months of 2002 increased $67.6 million, or 53% over the same period in 2001. On May 1, 2002, Genuity and Verizon finalized a "Preferred Provider" agreement where Genuity will be Verizon's preferred provider of IP backbone services and Verizon will be one of Genuity's preferred provider of associated access services within Verizon's franchise territories. As part of this agreement, as it relates to the provision of digital subscriber line (DSL) service, Genuity transitioned its current responsibilities for end-user local loop management to Verizon and Genuity continued to deliver IP backbone services to Verizon. Under this agreement, Verizon is responsible for coordinating all aspects associated with installing new DSL customers, including the acquisition of the local loop and CPE, a function previously performed by Genuity. As a result of this agreement, starting with the quarter ended September 30, 2002, Genuity no longer recognizes revenue for the provisioning of digital subscriber line (DSL) local loops and CPE, which accounted for approximately $108.6 million for the first six months of 2002. The lower revenues are essentially offset by a similar reduction in expenses associated the elimination of the local loop, CPE and other charges related with provisioning new subscribers. Normalizing for the absence of these revenues, broadband revenues for the quarter ended September 30, 2002 increased $11.4 million, or 58%, and for the first nine months of 2002 increased $27.5 million, or 48%, over the same periods in 2001, reflecting the increase in total broadband subscribers from approximately 517,000 subscribers as of September 30, 2001 to approximately 916,000 subscribers as of September 30, 2002 (including AOL).

        Voice-over-IP revenues for the quarter ended September 30, 2002 increased 25% over the same period in 2001 to $2.7 million. Revenues for the first nine months of 2002 decreased $6.2 million, or 47%, due to the loss of a large wholesale customer in the latter half of last year.

        Hosting and Value-Added Services.    Hosting and Value-Added Services revenues for the quarter ended September 30, 2002 decreased $7.2 million, or 23%, and for the first nine months of 2002 decreased $32.5 million, or 30%, over the same periods in 2001. These decreases were due primarily to a loss of customers and a slower pace of new order activity in hosting services. The number of hosting customers declined from 280 as of September 30, 2001 to 156 as of September 30, 2002.

        Transport.    Transport revenues for the quarter ended September 30, 2002 decreased $10.7 million, or 42%, and for the first nine months of 2002 decreased $26.6 million, or 34%, over the same periods in 2001 primarily due to higher revenue churn, lower pricing and the deferral of revenues from delinquent customers.

        International.    International revenues for the quarter ended September 30, 2002 increased $1.9 million, or 14%, and for the first nine months of 2002 increased $1.9 million, or 4%, over the same periods in 2001.

Cost of Sales

        Cost of sales for the quarter ended September 30, 2002 decreased $113.4 million, or 36%, and for the first nine months of 2002 decreased $201.5 million, or 20%, over the same periods in 2001. These results reflect the impact of the new contractual relationship with Verizon under which Genuity is no longer recognizing revenue or expense for the provisioning of digital subscriber line (DSL) local loops and CPE. Normalizing for the effect of this new contractual relationship, cost of sales for the quarter ended September 30, 2002 decreased $83.1 million, or 29%, and for the first nine months of 2002 decreased $241.5 million, or 26%. Cost of sales, as a percentage of total revenues, was 112% and 104% for the nine months ended September 30, 2001 and 2002, respectively. This decrease reflects the Company's efforts to reduce circuit and other costs. Telecommunications circuit costs are the largest component of cost of sales and as a percentage of total cost of sales, were approximately 69% and 73% for the three months ended September 30, 2001 and 2002, respectively, and 69% and 71% for the first nine months of 2001 and 2002, respectively. Telecommunication circuit costs for the three months ended September 30, 2002 decreased $68.6 million, or 31%, over the same period in 2001. Approximately $18.8 million of the decrease in circuit costs as due to the new contractual relationship with Verizon. Circuit costs were further reduced as a result of the Company's decision to exit the wholesale dial-up access business in the fourth quarter of 2001, except for providing dial-up access to our two largest customers, America Online and Verizon. Also contributing to lower circuit costs were the network grooming efforts and the continued deployment of managed modems.

        The Company continues to improve the efficiency of the network by increasing the utilization of our current network, disconnecting unused circuits on a timely basis and deploying managed modems. The Company has entered into long-term agreements with several managed modem vendors. These agreements are capitalized and financed through lease obligations. These assets are depreciated over the terms of the contract as the modems are deployed and the leased circuits are terminated. As of September 30, 2002, approximately 96% of the planned managed modems have been deployed. The reduction in circuit costs was partially offset by higher termination charges, depreciation, operation and maintenance and interest costs associated with the managed modem agreements as the Company migrates to this new network model. For the nine months ended September 30, 2002, depreciation and interest expense associated with these modems was $100 million compared to $17.6 million in the same period in 2001. The Company expects to complete the deployment of these modems during the fourth quarter of 2002, which will result in lower circuit expense as circuits are terminated, but will also result in future increases in depreciation and interest expense.

        Labor and related costs, including travel and contractor expenses to support our network infrastructure and customer service, were approximately 18% and 16% of cost of sales for the quarter ended September 30, 2001 and 2002, respectively. These costs decreased by approximately $25.2 million, or 44%, over the same period in 2001. The decrease was due primarily to a lower level of full-time equivalent employees during the first nine months of 2002. Other costs, such as facilities, maintenance, property taxes and customer premise equipment (CPE) costs were approximately 13% and 11% of cost of sales for the quarter ended September 30, 2001 and 2002, respectively. These costs decreased $19.6 million, or 46%, over 2001 due primarily to lower CPE costs associated with the new agreement with Verizon for the provisioning of DSL customers in 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the quarter ended September 30, 2002 decreased $52.3 million, or 39%, and for the first nine months of 2002 decreased $169.4 million, or 38%, over the same periods in 2001. These decreases are primarily due to the benefit of the headcount reduction initiatives completed in the second half of 2001 and the first nine months of 2002. Contractor, labor and related expenses decreased $27.1 million for the quarter ended September 30, 2002 and $120.2 million for the first nine months of 2002, over the same periods in 2001. Also contributing to the overall decrease are lower advertising, rental equipment and internal communication costs and a lower provision for uncollectibles accounts receivable. Partially offsetting these savings were higher advisory fees in connection with the Company's debt restructuring efforts.

Depreciation and Amortization

        Depreciation and amortization expenses for the quarter ended September 30, 2002 decreased $84.1 million, or 65%, and for the first nine months of 2002 decreased $101.8 million, or 31%, over the same periods in 2001. The lower depreciation expense was primarily due to the impairment charges that were recorded in the fourth quarter of 2001 and the third quarter of 2002, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Pursuant to the adoption of SFAS No. 142, goodwill and acquired intangibles with indefinite lives are no longer amortized. Partially offsetting the lower depreciation expense was an increase in managed modem depreciation of approximately $25.3 million for the quarter ended September 30, 2002 and $68.7 million for the first nine months of 2002 over the same periods in 2001.

Special Items

        Special items include costs associated with the impairment of certain assets, net gains (losses) on fixed asset sales, costs associated with the Company's workforce reduction initiatives and other costs related to facilities that will be exited. The $986.2 million and $1.1 billion charge for the three and nine months ended September 30, 2002, respectively, include the following (in millions):

	For the three months ended	For the nine months ended
	September 30, 2002
Reduction in Force	$0.6	$11.4
Facilities Exit Costs	4.7	32.3
Contract Termination Costs	(4.8)	(4.8)
Asset Impairment	985.6	1,091.2
Loss on Fixed Asset Sales	0.1	4.3

Total Special Items	$986.2	$1,134.4

        During the first quarter of 2002, the Company completed its reduction in workforce as part of the Company's cost saving initiatives that were previously announced during the fourth quarter of 2001. This included an additional reduction in the U.S.-based full-time equivalent employees by 231. The 231 full-time equivalent employees included 189 full-time employees and 42 contractor positions. Severance and associated termination benefits for the 189 employees included in the restructuring charge were approximately $2.2 million.

        On May 2, 2002, Genuity announced an additional headcount reduction. Genuity reduced its headcount by an additional 664 full-time equivalent employees during the second quarter. Severance and associated termination benefits included in the restructuring charge for the quarter ended June 30, 2002 were approximately $8.6 million. The Company identified 17 additional facilities, which would be exited, which included POP facilities, sales sites and administrative buildings. We have vacated 9 of the facilities and anticipate that all but 2 of the remaining locations will be vacated by the end of the first quarter of 2003. In the third quarter of 2002, we reduced the restructuring charge for the cost of the 2 facilities we are no longer committed to vacating. Facility and related costs of approximately $27.6 million in the restructuring charge include lease termination costs and future lease commitments, net of estimated recoveries from subleasing. In addition, the leasehold improvements associated with the facilities being exited were evaluated for impairment. This evaluation indicated that the fair value of the leasehold improvements was $0 and as a result, the Company recorded an impairment loss of approximately $47.6 million.

        The Company recognized a $58.0 million impairment loss associated with certain indefeasible rights of use for fiber optic cable to write the assets down to a fair value of $0 due to the insolvency of the fiber optic cable providers and the Company's plan to discontinue use of the fiber.

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in an event of default for amounts outstanding under the Verizon Facility and the Bank Facility, thereby rendering amounts outstanding on these facilities due upon demand, and eliminating the Company's ability to draw any further amounts on these facilities. As a result of this event, the Company began discussions to restructure its debt obligations, assessed its ability to raise additional financing, re-evaluated its business plan under various possible scenarios, and began discussions with various parties regarding the potential sale of certain assets. Without the availability of funding under the Verizon Facility and Bank Facility or alternative sources of adequate financing, the Company would not be able to fund its expected future operating losses and capital requirements. This indicated that the Company may not be able to recover the carrying value of its long-lived assets. Furthermore, the continued weakness in demand for telecommunication services, the perceived uncertainty by our current customers about the Company's viabililty absent the Verizon support, coupled with the filing for bankruptcy by a large number of other large telecommunications service providers in mid-2002, as well as the results of discussions with potential acquirers of the Company's assets indicated that a significant decline in the market value of the Company's long-lived assets existed. These indicators prompted the Company to perform an assessment of the carrying value of its long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of this assessment, the Company recorded an impairment charge of $985.6 million during the third quarter of 2002 based on the amount by which the carrying amount exceeded the fair value.

        In the third quarter of 2002, the Company recorded an adjustment to increase the estimated severance costs associated with the second quarter reduction in force by $0.6 million, an adjustment to increase the estimated facility exit costs by $6.7 million, an adjustment to reduce the estimate facility exit costs by $2.0 million related to the cost of two facilities which will no longer be vacated and an adjustment to reduce the contract termination costs recorded in the fourth quarter of 2001 by $4.8 million.

        The Company recorded a loss on the sale of miscellaneous assets of approximately $4.3 million for the nine months ended September 30, 2002.

Interest Expense, net

        Interest expense, net, for the quarter ended September 30, 2002 was $45.2 million compared $18.5 million for the quarter ended September 30, 2001. The increase in net interest expense is primarily due to the increase in the Company's debt to $2.9 billion as of September 30, 2002 compared to $2.3 billion borrowed in the second quarter 2001 and an increase in the interest rate associated with the borrowings.

Income Taxes

        Genuity generated pre-tax book losses of $299.2 million and $1.1 billion for the quarters ended September 30, 2001 and 2002, respectively. The tax provision represents the amounts owed for state and foreign taxes. A valuation allowance has been established to fully reserve the tax benefits associated with the net operating losses as their future realizability is uncertain.

Discontinued Operations

        The loss from discontinued operations totaled $79.0 million and $147.8 million for the quarter ended and nine months ended September 30, 2002, respectively.

        On August 10, 2002, the Company's Board of Directors voted to no longer provide funding to Integra S.A., a company in which we held a 93% common stock interest and which was accounted for on a consolidated basis within our international segment. On September 3, 2002, Integra filed for bankruptcy with the Commercial Court of Nanterre in France. We deconsolidated our investment in Integra as of August 31, 2002 upon the loss of control resulting from these events. On October 1, 2002, the court approved the liquidation of Integra. Based on the loss of control of Integra and the bankruptcy proceeding, the Company viewed its investment in Integra as abandoned and therefore, the financial position and results of operations of Integra have been reflected on a discontinued operations basis in the accompanying condensed consolidated financial statements for all periods presented.

Net Loss

        Net losses increased to $1.2 billion for the quarter ended September 30, 2002 compared to $300.4 million for the quarter ended September 30, 2001 and increased to $1.9 billion for the first nine months of 2002 compared to $946.3 million for the first nine months of 2001.

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

  •
  Property, plant and equipment and definite and indefinite lived intangible assets, including goodwill, are recorded at cost, subject to adjustments for impairment. Property, plant and equipment and definite lived intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives. In assessing the recoverability of our property, plant and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property, plant and equipment and intangible assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Events

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert its shares to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        On July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Deutsche Bank was the only member of the consortium of banks that has failed to fulfill its obligation under the Bank Facility and we have undertaken legal action to require them to satisfy their obligation. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund this draw.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the Bank Facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the Bank Facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility that had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million. The Company has received five additional standstill agreements: a 30-day extension on August 13, 2002 and on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, Genuity has paid in aggregate an additional $108.3 million to the members of the bank group, which funded the $723 million.

        On August 13, 2002, the Company entered into a standstill agreement with Verizon whereby Verizon agreed not to accelerate the payment of the amounts outstanding under the Verizon Facility. In consideration for this 30-day standstill agreement Verizon agreed to continue negotiations with Genuity. The Company has negotiated four additional standstill agreements with Verizon: a 30-day extension on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, the parties have agreed to continue negotiations and to extend the term of borrowing and the interest period under the Verizon Facility until the end of the respective standstill periods.

        Genuity is continuing discussions with the banks and Verizon with respect to existing commercial and other relationships. We have retained Lazard Frères & Co. as the Company's financial advisors to assist us in developing a restructuring plan to meet these significant challenges. We are undertaking discussions with Verizon and the banks to restructure our obligations under the Verizon Facility and Bank Facility, but we may not be able to obtain satisfactory waivers or amendments to either of the facilities. In the event either Verizon or the banks accelerate the payment obligations under their respective facility, we would not have sufficient liquidity to satisfy the claims and would need to seek the protection afforded debtors under the bankruptcy laws.

        We are in the process of evaluating our strategy in light of the debt defaults, and our business plan, under various possible scenarios. We continue to incur significant losses and negative cash flow from operations and would expect to continue to do so in the future. While we have recently reduced expenses to conserve cash, our business plan prior to the action of Verizon would have required funding of these additional losses and of capital expenditures. Absent satisfactory restructuring of the Company's existing credit facilities, currently in default, the Company's ability to find other financing to cover repayment of the existing credit facilities and funding of operational needs is not likely in view of the Company's situation and the difficulties in the telecommunications market in general. Further, in the current telecommunications market, establishment of a valuation of assets for a company is very difficult, and in general it is to be expected that there could be periodic impairment charges incurred in the future with respect to the Company's assets.

        On September 12, 2002, the Company received a notification from NASDAQ that the Company's Class A common stock had not satisfied the minimum listing requirement of $3.00 per share for the previous 30 consecutive trading days and not maintained a minimum market value of publicly held shares of $15 million. The Company has until December 5, 2002 to regain compliance and maintain its listing on the NASDAQ. A delisting from the Nasdaq National Market's quotation system will reduce the liquidity of an investment in the Company's Class A common shares.

2002 Compared to 2001

        We have used cash in our operating and investing activities during the first nine months of 2001 and 2002. We have funded these cash requirements principally through the proceeds from borrowings.

        Net cash used in operating activities was $704.9 million and $293.9 million for the first nine months of 2001 and 2002, respectively. Net cash used in operating activities for these periods was primarily the result of operating losses.

        Net cash used in investing activities was $1.2 billion and $111.9 million for the first nine months of 2001 and 2002, respectively. Net cash used in investing activities in each of these periods was primarily the result of capital expenditures for the construction of network infrastructure, data centers and facilities.

        Net cash provided by financing activities was $2.3 billion and $441.3 million for the first nine months of 2001 and 2002, respectively. Net cash provided by financing activities was primarily due to proceeds from borrowings.

        Our unamortized debt issuance costs were $11.8 million and $9.4 million as of December 31, 2001 and September 30, 2002, respectively. These costs are included in other assets in the accompanying condensed consolidated balance sheets. The costs are amortized to interest expense based on the effective interest method over the terms of the corresponding borrowings.

        As of September 30, 2002, our indebtedness included $7.5 million of 6% convertible subordinated debentures. These debentures are due in 2012 and may be converted at any time by the bondholders into cash at an exchange ratio of $966.67 for each $1,000 of principal. The debentures are unsecured obligations and are subordinated in right of payment to Genuity's senior indebtedness, if any. Given this subordination, no payments have been made on the debentures since July 24, 2002 when the Company went into default on its senior borrowings.

        As of September 30, 2002, our indebtedness also included $428.8 million in capital leases. The capital leases have original terms of 3 to 10 years from the date of purchase. The principal and interest are payable either monthly or quarterly in advance, with the exception of managed modem agreements for which payments are made based on the achievement of production milestones.

Summary of Contractual Obligations and Commercial Commitments
(in thousands):

	Payments due by year
	Total	2002	2003-2004	2005-2006	Thereafter
Contractual Obligations:
Short-term debt, including $2.8 billion of debt in default	$2,855,000	$2,855,000	$—	$—	$—
Capital Lease Obligations	552,600	39,400	304,000	182,000	27,200
Operating Leases	180,900	7,200	51,500	45,500	76,700
Lease Costs Accrued in Restructuring	70,600	5,500	29,500	10,100	25,500
Other Commercial Commitments	637,300	64,400	473,400	99,500	—

Total Contractual Cash Obligations	$4,296,400	$2,971,500	$858,400	$337,100	$129,400

INFLATION AND CHANGING PRICES

        Cost increases from suppliers have not had a material adverse impact on the Company's business or operating results during the periods presented, nor does the Company believe that supplier cost increases will have a material impact on future business or operating results. Price competition and price decreases in our service offerings have been and will continue to be significant, given the general excess capacity for fiber network and data center space in our market sector and have negatively affected the Company's profitability.

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

        As of September 30, 2002, Genuity's debt included $2.8 billion of floating-rate debt, which was exposed to changes in interest rates. This exposure was linked to both changes in LIBOR and the prime rate. An increase of one percentage point in LIBOR and the prime rate would increase annual pre-tax interest expense by approximately $23 million and $5 million, respectively.

        To date, the foreign currency risk has not been material to Genuity's results of operations or financial position.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation.

        The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On July 24, 2002, the Company filed an action against Deutsche Bank AG in the United States District Court for the District of Massachusetts (C.A. No. 02 cv 11502 GAO) seeking damages for the failure of Deutsche Bank to fund its share (approximately $127 million) of a draw by Genuity for an extension of credit under a credit agreement extended by a group of financial institutions, including the defendant. As a result of repayments since made to the financial institutions under various standstill agreements, the amount claimed as owed by Deutsche Bank could be reduced to their pro rata portion of the funding. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund this draw.

        On October 2, 2002 Genuity Solutions Inc. filed an action in the United States District Court for the Southern District of New York against Nortel Networks Inc. and Nortel Networks Corp. Genuity's complaint alleges breach of contract arising from Nortel's failure to make a payment of approximately $6 million that was due on or before September 30, 2002. Genuity's complaint also seeks a declaratory judgment that Nortel is obligated to pay to Genuity $8 million due in the fourth quarter of 2002. Finally, Genuity's complaint alleges that Nortel has engaged in unfair and deceptive acts and practices in violation of Massachusetts General Law Chapter 93A.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

        On July 24, 2002, Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock. After giving effect to this conversion, Verizon holds approximately a 10 percent ownership interest in Genuity, but no longer has the right to convert its shares to approximately an 80% controlling interest in the Company. Michael Masin, a former vice chairman of Verizon Communications, resigned from the Genuity Board of Directors. Verizon, as a Class B stockholder, retained its right to a seat on the Company's board of directors and may appoint a new director in the future.

Use of Proceeds

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        On July 24, 2002 Verizon converted all but one of its outstanding shares of Class B common stock of Genuity into shares of Class A common stock and terminated its existing credit facility with the Company. After giving effect to this conversion, Verizon holds approximately a 10% ownership interest in Genuity, but no longer has the right to convert its shares to approximately an 80% controlling interest in the Company. As a result of the termination by Verizon of the credit facility, Genuity cannot borrow the remaining amounts available under that facility and the $1.15 billion currently outstanding under the Verizon Facility is callable by Verizon at any time. To date, Verizon has not demanded payment of the outstanding amounts.

        Aside from the Verizon Facility, the commercial arrangements between Verizon and Genuity, including the Purchase, Resale and Marketing Agreement, are currently not affected by Verizon's termination of the right to convert its Class B shares into a controlling interest in Genuity, although Verizon's decision will affect the long-term commercial relationship between the companies. The Company also announced on July 29, 2002 that Michael Masin, a former vice chairman of Verizon Communications, resigned from Genuity's board of directors. Verizon, as a Class B stockholder, retained its right to a seat on the Genuity board of directors and may appoint a new director in the future. This right exists as long as any share of the Class B common stock is outstanding. As the holder of Class B common stock, Verizon maintains certain consent rights related to, among other things, any dissolution or liquidation of the Company, the right to consent to any significant acquisitions or dispositions, major business combinations, or incurring indebtedness or issuing additional equity securities in excess of specified limits. In accordance with our certificate of incorporation, Verizon's investor safeguards will remain in effect until it converts all of its Class B shares or no longer has the possibility of converting into more than a 10% ownership interest.

        On July 22, 2002, the Company provided notice to draw the remaining $850 million available under the existing $2.0 billion revolving line of credit facility with a consortium of nine banks and thereafter received $723 million of that request. Deutsche Bank is the only member of the consortium of banks that has failed to fulfill its obligation under the credit facility and the Company has undertaken legal action to require them to satisfy this obligation. Deutsche Bank has filed an answer to this legal action, asserting various defenses and alleging various counterclaims, which, in substance, assert that Deutsche Bank was not obligated to fund this draw.

        Verizon's termination of the right to convert their Class B shares into a controlling interest in Genuity resulted in a default under the Bank Facility. While the default permitted the banks to accelerate our payment obligations under the facility, the banks did not immediately demand payment of the $1.9 billion outstanding under the Bank Facility, including a $1.15 billion letter of credit to back a private placement bond transaction and $723 million in additional advances. On July 29, 2002, the Company entered into a standstill agreement with the lenders of the Bank Facility who had funded the $723 million whereby they agreed not to accelerate the payment of the amounts outstanding thereunder until August 12, 2002 and to continue negotiations with the Company. In consideration for this two-week standstill agreement, the Company repaid $100 million of the $723 million advance to the members of the bank group, which had funded the $723 million. The Company has received five additional standstill agreements: a 30-day extension on August 13, 2002 and on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, Genuity has paid in aggregate an additional $108.3 million to the members of the bank group, which funded the $723 million.

        On August 13, 2002, the Company entered into a standstill agreement with Verizon whereby Verizon agreed not to accelerate the payment of the amounts outstanding under the Verizon Facility. In consideration for this 30-day standstill agreement Verizon agreed to continue negotiations with Genuity. The Company has negotiated four additional standstill agreements with Verizon: a 30-day extension on September 12, 2002, a 15-day extension on October 11, 2002, a 17-day extension on October 26, 2002 and a 10-day extension on November 12, 2002. In connection with these additional extensions, the parties have agreed to continue negotiations and to extend the term of borrowing and the interest period under the Verizon Facility until the end of the respective standstill periods.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    4.1 Verizon Notice of Conversion for GTE Corporation

    4.2 Verizon Notice of Conversion for Contel Federal Systems

    10.1 Retention Agreement

    10.2 Bank Standstill

    10.3 Bank Standstill No. 2

    10.4 Bank Standstill No. 3

    10.5 Bank Standstill No. 4

    10.6 Bank Standstill No. 5

    10.7 Bank Standstill No. 6

    10.8 Verizon Standstill No. 1

    10.9 Verizon Standstill No. 2

    10.10 Verizon Standstill No. 3

    10.11 Verizon Standstill No. 4

    10.12 Verizon Standstill No. 5

    99.1 Officers Certification

  (b)
  Reports on Form 8-K

        Genuity filed a current report on Form 8-K on July 25, 2002, reporting under Item 5, that the Company provided notice to the consortium of banks to draw the remaining $850 million under the $2 billion line of credit facility. Deutsche Bank was the only member of the consortium that failed to fulfill its obligation and Genuity has sought legal action against Deutsche Bank. The Company also announced that Verizon Communications Inc. provided notice to Genuity requesting conversion of all but one of its Class B shares of common stock in Genuity into Class A common stock and the termination of the credit facility.

        On July 30, 2002, the Company filed a current report on Form 8-K, reporting under Item 5, that on July 29, 2002 Genuity had entered into a two-week standstill agreement with the consortium of banks for the line of credit. As part of the agreement, Genuity made a $100 million payment to the banks that funded the $723 million draw. The Company also announced that Lazard Frères & Co. have been retained as financial advisors and that Michael Masin, a former vice chairman of Verizon Communications, resigned from Genuity's Board of Directors.

        The Company filed a current report on Form 8-K on August 7, 2002, reporting under Item 5, that a press release was issued stating that the Chairman and CEO and the CFO have signed sworn statements and filed them with the U.S. Securities and Exchange Commission attesting to the accuracy of the Company's recent SEC filings.

        On August 14, 2002, the Company filed a current report on Form 8-K, reporting under Item 5, that on August 13, 2002, Genuity issued a press release announcing an additional standstill with the consortium of banks and Verizon.

        Genuity filed a current report on Form 8-K on September 13, 2002, reporting under Item 5, an additional 30-day standstill, which was announced September 12, 2002. The Company also announced that it had been notified by NASDAQ, that, for the previous 30 consecutive trading days, the Company's Class A common stock had not satisfied the minimum listing requirement of $3.00 per share and not maintained a minimum market value of publicly held shares of $15 million. The Company has until December 5, 2002 to regain compliance and maintain its listing on the NASDAQ.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENUITY INC.
/s/ DANIEL P. O'BRIEN Daniel P. O'Brien Executive Vice President and Chief Financial Officer (Duly Authorized Officer)
Dated: November 14, 2002

CERTIFICATION

        I, Paul R. Gudonis, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Genuity Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
/s/ PAUL R. GUDONIS Paul R. Gudonis Chairman and Chief Executive Officer (Duly Authorized Officer)

CERTIFICATION

        I, Daniel P. O'Brien, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Genuity Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
/s/ DANIEL P. O'BRIEN Daniel P. O'Brien Executive Vice President and Chief Financial Officer (Duly Authorized Officer)